Form 10-Q
period 2021-04-30
UiPath, Inc.
filed 2021-06-09
CIK 1734722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40348

UiPath, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4333187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
90 Park Ave, 20th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 432-0455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	PATH	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 7, 2021, the registrant had 426,378,224 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our annualized renewal run-rate, or ARR, revenue, expenses, and other operating results;
•	our ability to acquire new customers and successfully retain existing customers;
•	our ability to increase the number of users who access our platform and the number of automations built on our platform by our existing customers;
•	our ability to effectively manage our growth and achieve or maintain profitability;
•	future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•	the costs and success of our marketing efforts and our ability to maintain and enhance our brand;
•	our growth strategies, including any further expansion into the top 25 countries as measured by gross domestic product;
•	the estimated addressable market opportunity for our platform and automation generally;
•	our reliance on key personnel and our ability to attract and retain highly-qualified personnel;
•	our ability to obtain, maintain, protect, and enforce our intellectual property rights and any costs associated therewith;
•	the effect of global events, such as COVID-19 or other public health crises, on our business, industry, and the global economy;
•	our ability to compete effectively with existing competitors and new market entrants; and
•	the size and growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements, reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UiPath, Inc.

Condensed Consolidated Balance Sheets

Amounts in thousands except per share data

(unaudited)

	As of
	April 30, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,796,267	$357,690
Restricted cash, current	13,500	7,000
Marketable securities	83,263	102,828
Accounts receivable, net of allowance for doubtful accounts of $2,137 and $2,879, respectively	136,520	172,286
Contract assets, current	35,058	34,221
Deferred contract acquisition costs, current	13,624	10,653
Prepaid expenses and other current assets	41,672	49,752
Total current assets	2,119,904	734,430
Restricted cash, non-current	—	6,500
Contract assets, non-current	9,136	2,085
Deferred contract acquisition costs, non-current	44,618	32,553
Property and equipment, net	15,149	14,822
Operating lease right-of-use assets	16,490	17,260
Intangible assets, net	20,423	10,191
Goodwill	58,478	28,059
Deferred tax asset, non-current	7,836	8,118
Other assets, non-current	14,536	12,443
Total assets	$2,306,570	$866,461
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,642	$6,682
Accrued expenses and other current liabilities	51,057	36,660
Accrued compensation and employee benefits	49,802	110,736
Deferred revenues, current	222,089	211,078
Total current liabilities	328,590	365,156
Deferred revenues, non-current	55,224	61,325
Operating lease liabilities, non-current	12,968	14,152
Other liabilities, non-current	10,247	7,564
Total liabilities	407,029	448,197
Commitments and contingencies (Note 11)
Convertible preferred stock, $0.00001 par value per share, 0 and 297,973 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 0 and 294,257 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	—	1,221,968
Stockholders' equity (deficit)
Preferred stock, $0.00001 par value per share, 20,000 and 0 and shares authorized as of April 30, 2021 and January 31, 2021, respectively; 0 shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 and 581,000 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 425,326 and 75,177 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	4	1
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of April 30, 2021 and January 31, 2021; 82,453 and 110,653 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	3,117,853	179,175
Accumulated other comprehensive loss	(8,294)	(12,521)
Accumulated deficit	(1,210,023)	(970,360)
Total stockholders’ equity (deficit)	1,899,541	(803,704)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,306,570	$866,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.

Condensed Consolidated Statements of Operations

Amounts in thousands except per share data

(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue
Licenses	$100,216	$63,759
Maintenance and support	77,642	43,196
Services and other	8,359	6,148
Total revenue	186,217	113,103
Cost of revenue
Licenses	2,454	1,417
Maintenance and support	14,179	5,543
Services and other	32,377	6,678
Total cost of revenue	49,010	13,638
Gross profit	137,207	99,465
Operating expenses
Sales and marketing	205,751	90,931
Research and development	93,040	26,729
General and administrative	74,415	26,676
Total operating expenses	373,206	144,336
Operating loss	(235,999)	(44,871)
Interest income	941	530
Other expense, net	(3,218)	(7,837)
Loss before income taxes	(238,276)	(52,178)
Provision for income taxes	1,387	662
Net loss	$(239,663)	$(52,840)
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	215,352	159,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in thousands

(unaudited)

	Three Months Ended April 30,
	2021	2020

Net loss	$(239,663)	$(52,840)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(27)	—
Foreign currency translation adjustments	4,254	8,313
Other comprehensive income, net	4,227	8,313
Comprehensive loss	$(235,436)	$(44,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Amounts in thousands

(unaudited)

	Three Months Ended April 30, 2021
	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation expense	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541

	Three Months Ended April 30, 2020
	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2020	282,108	$996,389	41,883	$—	115,741	$1	$72,229	$6,226	$(877,967)	$(799,511)
Issuance of common stock upon exercise of stock options	—	—	2,166	—	—	—	536	—	—	536
Compensation expense related to secondary transactions	—	—	—	—	—	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	8,166	—	—	8,166
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,313	—	8,313
Net loss	—	—	—	—	—	—	—	—	(52,840)	(52,840)
Balance as of April 30, 2020	282,108	$996,389	44,049	$—	115,741	$1	$80,966	$14,539	$(930,807)	$(835,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(239,663)	$(52,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,172	3,147
Amortization of deferred contract acquisition costs	4,920	8,006
Amortization of deferred loan cost	66	—
Net amortization of premium on marketable securities	558	—
Stock-based compensation expense	250,835	8,201
Non-cash operating lease costs	1,734	1,879
(Benefit from) provision for bad debt	(709)	29
Deferred income taxes	21	(52)
Changes in operating assets and liabilities:
Accounts receivable	35,973	9,769
Contract assets	(8,148)	(4,781)
Deferred contract acquisition costs	(20,205)	(5,782)
Prepaid expenses and other assets	7,666	1,109
Accounts payable	(528)	4,251
Accrued expense and other liabilities	4,573	(1,646)
Accrued compensation and employee benefits	(60,433)	(8,340)
Operating lease liabilities, net	(1,807)	(1,894)
Deferred revenue	4,453	14,812
Net cash used in operating activities	(17,522)	(24,132)
Cash flows from investing activities
Purchases of marketable securities	(94,157)	—
Sales of marketable securities	89,383	—
Maturities of marketable securities	23,755	—
Purchases of property and equipment	(2,200)	(460)
Capitalization of software development costs	(410)	—
Payment related to business acquisition, net of cash acquired	(5,498)	—
Net cash provided by (used in) investing activities	10,873	(460)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	692,369	—
Payments of initial public offering costs	(2,406)	—
Proceeds from issuance of convertible preferred stock	750,000	—
Payments of issuance costs for convertible preferred stock	(164)	—
Proceeds from exercise of stock options	3,114	536
Proceeds from credit facility	—	78,828
Net cash provided by financing activities	1,442,913	79,364
Effect of exchange rate changes	2,313	7,955
Net increase in cash, cash equivalents and restricted cash	1,438,577	62,727
Cash, cash equivalents and restricted cash - beginning of period	371,190	234,131
Cash, cash equivalents and restricted cash - end of period	$1,809,767	$296,858
Supplemental disclosure of cash flow information
Cash paid for interest	$214	$368
Cash paid for income taxes	3,076	455
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$2,151	$—
Value of shares issued in payment of business acquisition	30,446	—
Deferred offering costs, accrued but not yet paid	1,328	—
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	1,646	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	9,218	—
Deferred payments related to business acquisitions	—	18,269

The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Organization and Description of Business

Description of Business

UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings (the “RPA Software”), including:

•

UiPath Studio (“Studio”) – Studio is an easy to use, drag-and-drop development platform designed for RPA developers looking to build complex process automations with built-in governance capabilities. Studio features robust debugging tools, application programming interface (“API”) automation, wizards to automate desktop or web applications, the ability to leverage custom code, and a simple way to integrate machine learning models into production workflows.

•

UiPath Robots (“Robots”) – Robots emulate human behavior to execute the processes built in Studio. Robots can work unattended (without human supervision in any environment, virtual or not) or attended (with a human triggering the process).

•

UiPath Orchestrator (“Orchestrator”) – Orchestrator tracks and logs Robot activity, along with what people do in tandem, to maintain strict compliance and governance through dashboards and visualization tools. Orchestrator enables seamless integration with our marketplace, which is UiPath’s database of vetted, pre-built, and reusable automation activities and components, software, and third-party products, giving users the opportunity to leverage our global RPA community and deploy automations across cloud, on-premises, and hybrid environments.

We provide our offerings by selling a software license to customers, which allows customers to use the RPA Software on their own hardware (i.e., term and perpetual licenses) or in the cloud. Additionally, we offer maintenance and support, training, and implementation services to our customers to facilitate their adoption of the RPA Software.

We have legal presence in 29 countries, with our principal operations in the United States, Romania, and Japan.

Initial Public Offering

On April 23, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 13.0 million shares of our Class A common stock at a public offering price of $56.00 per share, including 3.6 million shares of Class A common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $692.4 million after deducting underwriting discounts and commissions of $35.6 million. In addition, the selling stockholders, named in our final prospectus that forms a part of the Registration Statement on Form S-1 (File No. 333-254738) for the IPO filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on April 21, 2021 (the “Final Prospectus”), sold an additional 14.5 million shares, for which we did not receive any proceeds. In connection with the IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 306.3 million shares of Class A common stock.

Prior to the IPO, deferred offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized within other assets, non-current in the condensed consolidated balance sheets. Upon the consummation of the IPO, $4.5 million of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. As of January 31, 2021, $1.5 million of deferred offering costs were included within other assets, non-current in the condensed consolidated balance sheet. As of April 30, 2021, $1.3 million in deferred offering costs associated with the IPO had not yet been paid.

2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Final Prospectus. There have been no significant changes to these policies during the three months ended April 30, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

regarding interim financial reporting, and include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest or are the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.

As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended January 31, 2021 contained in the Final Prospectus.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, revenue recognition, estimated expected benefit period for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets and liabilities including accounting and fair value of derivatives, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to the IPO, timing and amount of contingencies, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.

Foreign Currency

The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other expense, net in the condensed consolidated statements of operations. For the three months ended April 30, 2021 and 2020, we recognized transaction losses of $2.9 million and $7.3 million, respectively.

Derivative Financial Instruments

Since fiscal year 2021, we use derivative financial instruments, such as foreign currency forward contracts, to manage foreign currency exposures. We account for our derivative financial instruments as either assets or liabilities and carry them at fair value. These foreign currency contracts are not designated and do not qualify as hedging instruments, as defined by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

As of April 30, 2021 and January 31, 2021, derivative financial instruments with a fair value totaling $0.2 million and $0.6 million, respectively, were recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. We record changes in the fair value of these derivatives as a component of other expense, net in the condensed consolidated statements of operations. The notional principal of foreign currency forward contracts outstanding was $123.0 million and $138.6 million as of April 30, 2021 and January 31, 2021, respectively. The net gain associated with foreign currency forward contracts was $0.6 million and none for the three months ended April 30, 2021 and 2020, respectively.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concentration of Risks

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2021 and January 31, 2021, 99% and 92%, respectively, of our cash, cash equivalents, and restricted cash were concentrated in the United States, European Union (“EU”) countries, and Japan.

We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.

Significant customers are those which represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2021 and 2020, no single customer accounted for 10% or more of our total revenue. As of April 30, 2021 and January 31, 2021, no single customer accounted for 10% or more of our accounts receivable.

Revenue Recognition

We derive our revenue from the sale of licenses for use of our proprietary software, maintenance and support for licenses, right to access certain software products that we host (i.e., software as a service (“SaaS”)), and professional services. In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve the core principle of this ASC 606, we apply the following five steps:

1.	Identification of the contract, or contracts, with the customer;

2.	Identification of the performance obligations in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of the revenue when, or as, a performance obligation is satisfied.

Our significant performance obligations and our application of ASC 606 to each of those performance obligations are discussed in further detail below.

Licenses

We primarily sell term licenses, including through our hybrid offerings, which provide customers the right to use software for a specified period of time, and perpetual licenses, which provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided.

Maintenance and Support

We generate maintenance and support revenue through technical support and the provision of unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support represents a stand-ready obligation for which revenue is recognized ratably over the term of the arrangement. For maintenance and support services, we generally invoice when the associated license(s) are provided and upon renewals. Maintenance and support also includes revenue from the SaaS component of our hybrid offerings and revenue from SaaS arrangements, as such revenue was not material for the three months ended April 30, 2021 and 2020. The SaaS component of our hybrid offerings and our SaaS arrangements are stand-ready obligations to provide access to our products. Revenues from the SaaS component of our hybrid offerings and from SaaS arrangements are recognized on a ratable basis over the contractual period of the arrangement, as control of the services is transferred to the customer.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Services and Other

Revenue from services and other consists of fees associated with professional services for process automation, customer education and training services. A substantial majority of our professional services contracts are recognized on a time and materials basis, and the related revenue is recognized as the services are rendered. For professional services, we invoice as the work is incurred or in advance.

Material Rights

Contracts with customers may include material rights, which are also performance obligations. Material rights primarily arise when the contract gives the customer the right to renew or to receive products or services at a greater discount in the future. The revenue associated with material rights is recognized at the earlier of the time of exercise or expiration of the customer’s rights.

Contracts with Multiple Performance Obligations

Most contracts with customers contain multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. We determine SSP for performance obligations using observable inputs, such as standalone sales, historical contract pricing, and industry pricing data available to the public. SSP reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.

Other Policies and Judgments

Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, we receive payment from a customer either before or after the performance obligation has been satisfied; however, our contracts do not contain a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. We applied the practical expedient in ASC 606 and did not evaluate payment terms of one year or less for the existence of a significant financing component. Revenue is recorded net of sales tax. We generally do not offer a right of refund in our contracts.

Contract Balances

Contract assets consist of unbilled accounts receivable, which occur when a right to consideration for our performance under the customer contract occurs before invoicing the customer. Accounts receivable are recorded when the customer has been billed and the right to consideration is unconditional.

Contract liabilities consist of deferred revenue. Revenue is deferred when we invoice in advance of performance under a contract.

Deferred Contract Acquisition Costs

We defer sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the condensed consolidated balance sheets. We determine whether costs should be deferred based on the terms of our sales compensation plans and based on whether the sales commissions are incremental to a customer contract and would not have occurred absent the customer contract.

During fiscal years 2020 and 2021, sales commissions for renewals of subscription contracts were commensurate with the sales commissions paid for the acquisition of the initial subscription contract because there was minimal to no difference in sales commission rates between new and renewal contracts. Sales commissions paid upon the initial acquisition of a contract were therefore amortized over the contract term, while sales commissions paid related to renewal contracts were amortized over the renewal term. In the case of costs to obtain a contract with a customer when the amortization period would have been one year or less, we applied the practical expedient ASC 340-40, Other Assets, Deferred Costs, which allows for expensing of these costs as incurred.

At the end of fiscal year 2021, we approved a new sales incentive plan for fiscal year 2022 under which sales commissions for renewals of subscription contracts are not commensurate with the commissions paid on initial contracts. Under the new sales

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

incentive plan, we defer incremental commissions related to initial contracts and amortize such costs over the expected period of benefit, which we determined to be five years.

Amortization is recognized consistently with the pattern of revenue recognition of the respective performance obligation to which the contract costs relate. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.

We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the three months ended April 30, 2021 and 2020.

Cost of Revenue

Licenses

Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third party software resales, and amortization of acquired developed technology.

Maintenance and Support

Cost of maintenance and support revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of maintenance and support revenue also includes third-party consulting services, hosting costs related to our hybrid and cloud-based arrangements, amortization of acquired developed technology and capitalized software development costs related to cloud products, and allocated overhead. Overhead is allocated to cost of maintenance and support revenue based on applicable headcount. We recognize these expenses as they are incurred.

Services and Other

Cost of services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of services and other revenue also includes third-party consulting services and allocated overhead. Overhead is allocated to cost of services and other revenue based on applicable headcount. We recognize these expenses as they are incurred.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock unit (“RSU”) and restricted stock award (“RSA”) is estimated based on the fair value of the Company’s Class A common stock on the grant date. Prior to the IPO, the Company determined the fair value of its Class A common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant. Stock-based compensation expense is included in cost of revenue and operating expenses within our condensed consolidated statements of operations based on the expense classification of the individual earning the award. The fair value of awards with only service-based vesting conditions is recognized as expense over the requisite service period on a straight-line basis. The fair value of awards that contain both service-based and performance-based vesting conditions, such as RSUs that were granted under the UiPath, Inc. 2018 Stock Plan (the “2018 Plan”) before our IPO, are recognized as expense using the accelerated attribution method once it is probable that the performance condition will be met.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Internal-Use Software

We capitalize costs incurred to implement and develop internal-use and cloud software pursuant to ASC 350-40, Internal Use Software.

Costs incurred to implement a cloud computing arrangement that is a service contract are capitalized in our condensed consolidated financial statements in the same manner as other service costs and assets related to service contracts. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized implementation costs are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. Capitalized software implementation costs were $2.6 million and $2.6 million as of April 30, 2021 and January 31, 2021, respectively, and are recorded in other assets, non-current on our condensed consolidated balance sheets. Related amortization expense was $0.2 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively.

Costs incurred in the development phase of cloud offerings are capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of maintenance and support revenue on the condensed consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our cloud-based products. These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets and were $6.4 million and $4.4 million as of April 30, 2021 and January 31, 2021, respectively.  Related amortization expense was $0.2 million and immaterial for the three months ended April 30, 2021 and 2020, respectively.

Software Development Costs

We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires all costs incurred to establish technological feasibility to be expensed as they are incurred. Technological feasibility is established when the working model is complete. Costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the software’s estimated useful life of five years, and are included in cost of licenses revenue in the condensed consolidated statements of operations. Management evaluates the remaining useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized software development costs were $3.4 million and $2.9 million as of April 30, 2021 and January 31, 2021, respectively. Related amortization expense was $0.1 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively.

Recently Adopted Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with “Conversion and Other Options (Subtopic 470-20) and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies accounting for convertible instruments by removing certain separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. We early adopted this guidance on a retrospective basis effective as of February 1, 2021. The guidance did not have a material impact on our condensed consolidated financial statements.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740 and clarifies and amends existing guidance to improve consistent application. The ASU will be effective for us beginning February 1, 2022, and for interim periods in fiscal years beginning February 1, 2023. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, contract assets, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. The ASU will be effective for us beginning February 1, 2023. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

3.  Revenue Recognition

Disaggregation of Revenue

The following table presents revenue by region, according to the location of those customers from which the revenue was generated (in thousands except percentages):

	Three Months Ended April 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$84,626	45%	$41,353	37%
Europe, Middle East, and Africa	50,084	27%	36,680	32%
Asia-Pacific (2)	51,507	28%	35,070	31%
Total revenue	$186,217	100%	$113,103	100%

(1)	Revenue from the United States represented 40% and 33% of our total revenues for the three months ended April 30, 2021 and 2020, respectively.
(2)	Revenue from Japan represented 15% and 19% of our total revenues for the three months ended April 30, 2021 and 2020, respectively.

Deferred Revenue

During the three months ended April 30, 2021 and 2020, we recognized $81.9 million and $48.3 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

Remaining Performance Obligations

Our remaining performance obligations are comprised of licenses, maintenance and support, and services and other revenue not yet delivered. As of April 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $463.9 million, which consists of $277.3 million of billed consideration and $186.6 million of unbilled consideration. Of this aggregate amount, we expect to recognize 63% as revenue over the next 12 months, and the remainder thereafter.

Deferred Contract Acquisition Costs

Our deferred contract acquisition costs are comprised of sales commissions incremental to the acquisition of customer contracts and are determined based on sales compensation plans for incremental sales. Amortization of deferred contract acquisition costs was $4.9 million and $8.0 million for the three months ended April 30, 2021 and 2020, respectively.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4.  Marketable Securities

The following is a summary of our marketable securities (in thousands):

	As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$27,774	$—	$—	$27,774
Corporate bonds	55,533	—	(44)	55,489
Total marketable securities	$83,307	$—	$(44)	$83,263

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,171	$—	$—	$23,171
Corporate bonds	79,674	7	(24)	79,657
Total marketable securities	$102,845	$7	$(24)	$102,828

As of April 30, 2021 and January 31, 2021, the contractual maturities of our marketable securities were all less than one year. To determine whether a decline in value is other-than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of April 30, 2021 and January 31, 2021 are temporary in nature.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5.  Fair Value Measurement

The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 and January 31, 2021 (in thousands):

	As of April 30, 2021
	Level 1	Level 2	Total
Financial assets:
Money market	$161,409	$—	$161,409
Commercial paper	—	4,999	4,999
Total cash equivalents	$161,409	$4,999	$166,408
Commercial paper	—	27,774	27,774
Corporate bonds	—	55,489	55,489
Total marketable securities	—	83,263	83,263
Total	$161,409	$88,262	$249,671
Financial liabilities:
Foreign currency derivative liabilities included in accrued expenses and other current liabilities	$—	$190	$190
Total	$—	$190	$190

	As of January 31, 2021
	Level 1	Level 2	Total
Financial assets:
Money market	$198,523	$—	$198,523
Commercial paper	—	19,999	19,999
Corporate bonds	—	1,477	1,477
Total cash equivalents	$198,523	$21,476	$219,999
Commercial paper	—	23,171	23,171
Corporate bonds	—	79,657	79,657
Total marketable securities	—	102,828	102,828
Total	$198,523	$124,304	$322,827
Financial liabilities:
Foreign currency derivative liabilities included in accrued expenses and other current liabilities	$—	$571	$571
Total	$—	$571	$571

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. Our derivative financial instruments consist principally of foreign currency forward contracts and are carried at fair value based on significant observable inputs. As such, they are classified within Level 2 of the fair value hierarchy. None of our financial instruments were classified in the Level 3 category as of April 30, 2021 or January 31, 2021.

6.  Business Acquisition

Cloud Elements

On March 19, 2021, we acquired all of the outstanding capital stock of Cloud Elements Inc. (“Cloud Elements”), the provider of an API integration platform for SaaS application providers and the digital enterprise. The acquisition of Cloud Elements brings technology and an experienced team which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The total purchase consideration for the acquisition of Cloud Elements was $36.1 million, which consisted of the following (in thousands):

Amount
Cash	$5,660
Fair value of common stock	30,446
Total	$36,106

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 19, 2021
Cash	$162
Accounts receivable	743
Other assets	1,996
Intangible assets	11,200
Goodwill	30,465
Total assets acquired	44,566
Total liabilities assumed	(8,460)
Total	$36,106

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$6,600	5.0
Customer relationships	4,500	3.0
Trade name	100	3.0
Total	$11,200

The acquisition of Cloud Elements generated $30.5 million in goodwill due to the synergies expected and the skilled workforce acquired. None of this goodwill is deductible for tax purposes.

The Company incurred transaction costs in connection with the Cloud Elements acquisition of $1.1 million. Of these transaction costs, $0.9 million was included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended April 30, 2021, and the remainder was recognized previously.

7.  Intangible Assets and Goodwill

Intangible Assets, Net

Acquired intangible assets, net consisted of the following as of April 30, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Developed technology	$19,623	$(4,095)	$15,528	4.0
Customer relationships	5,053	(291)	4,762	3.0
Trade names and trademarks	172	(39)	133	2.5
Total	$24,848	$(4,425)	$20,423

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Acquired intangible assets, net consisted of the following as of January 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Developed technology	$13,083	$(3,350)	$9,733	3.7
Customer relationships	527	(111)	416	3.8
Trade names and trademarks	66	(24)	42	1.8
Total	$13,676	$(3,485)	$10,191

We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of maintenance and support revenue, trade names and trademarks in sales and marketing expense, and customer relationships in sales and marketing expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended April 30, 2021 and 2020 was $0.9 million and $0.6 million, respectively.

The expected future amortization expenses related to intangible assets as of April 30, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$4,194
Year ending January 31,
2023	5,587
2024	5,568
2025	3,534
2026	1,320
Thereafter	220
Total	$20,423

Goodwill

The changes in the carrying amounts of goodwill during the period were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2021	$28,059
Acquisition of Cloud Elements	30,465
Effect of foreign currency translation	(46)
Balance as of April 30, 2021	$58,478

8.  Operating Leases

Our operating leases consist of real estate and vehicles and have remaining lease terms of one to eight years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating lease cost	$1,734	$1,879
Short-term lease cost	925	3,329
Variable lease cost	125	425
Total	$2,784	$5,633

Weighted-average lease term and the discount rate related to our operating lease right-of-use assets and lease liabilities were as follows:

	As of
	April 30, 2021	January 31, 2021
Weighted-average remaining lease term (years)	3.8	3.8
Weighted-average discount rate	8%	8%

Future undiscounted lease payments for our operating lease liabilities as of April 30, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$5,658
Year ending January 31,
2023	7,215
2024	4,736
2025	1,732
2026	753
Thereafter	2,000
Total operating lease payments	22,094
Less: imputed interest	(2,870)
Total operating lease liabilities	$19,224

Current operating lease liabilities of $6.3 million and $5.9 million were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021, respectively.

9.  Condensed Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Prepaid expenses	$22,719	$21,302
Value-added taxes receivable	1,749	7,178
Other receivables	4,182	4,002
Supplier advances	13,022	17,270
Prepaid expenses and other current assets	$41,672	$49,752

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Computers and equipment	$18,368	$16,408
Leasehold improvements	10,644	10,711
Furniture and fixtures	5,627	5,590
Other	70	177
Property and equipment, gross	34,709	32,886
Less: accumulated depreciation	(19,560)	(18,064)
Property and equipment, net	$15,149	$14,822

Depreciation expense for the three months ended April 30, 2021 and 2020 was $1.8 million and $2.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Accrued expenses	$21,396	$11,955
Withholding tax from employee equity transactions	9,218	—
Payroll taxes payable	2,326	2,035
Income tax payable	1,924	4,022
Value-added taxes payable	3,969	8,945
Operating lease liabilities, current	6,256	5,924
Other	5,968	3,779
Accrued expenses and other current liabilities	$51,057	$36,660

10.  Credit Agreement and Facility

On October 30, 2020, we entered into a Senior Secured Credit Facility (the “Credit Facility”) with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD. The Credit Facility replaced the two-year $100.0 million senior secured revolving credit agreement described in the Final Prospectus, which was repaid in full in July 2020. Substantive changes from that agreement include a credit limit of $200.0 million, an extension of maturity to October 30, 2023 and the removal of certain financial covenants. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property.

As of April 30, 2021 and January 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Facility.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11.  Commitments and Contingencies

Letters of Credit

We had a total of $3.9 million and $4.1 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of April 30, 2021 and January 31, 2021, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2022.

Indemnification

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.

These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2021 and January 31, 2021, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

Defined Contribution Plans

We sponsor defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching contribution to the 401(k) Plan for the three months ended April 30, 2021 and 2020 was $3.1 million and $1.9 million, respectively.

Litigation

From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have determined that the existence of a material loss is neither probable nor reasonably possible.

Warranty

We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties and the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.

Other Commitments

Certain executives’ employment agreements contain provisions providing for severance upon termination.

Due to the growth in the fair value of our common stock combined with the timing between when certain employees began employment with us and the date that their stock options were granted, the actual exercise price of the grants made to certain employees was higher than the price in effect at the time of their hire. In order to compensate the individuals for the increased exercise price, we have granted long-term incentive awards consisting of cash payments equal to the difference between the exercise price in effect at the hire date of these employees and the actual granted exercise price multiplied by the number of shares of common stock subject to the stock options granted. We have recorded $0.9 million and $0.9 million within accrued expenses and other current liabilities in the condensed consolidated balance sheets and have additional unrecorded commitments to these employees of $2.9 million and $3.4 million as of April 30, 2021 and January 31, 2021, respectively.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Non-Cancelable Purchase Obligations

In the normal course of business, we enter into non-cancelable purchase commitments with various parties mainly for hosting services and software products and services. As of April 30, 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$4,844
Year ending January 31,
2023	12,934
2024	6,556
2025	493
2026	3
Thereafter	3
Total	$24,833

12.  Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In February 2021, we issued to certain investors approximately 12.0 million shares of Series F convertible preferred stock at a purchase price of $62.28 per share, for an aggregate purchase price of $750.0 million.

Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 306.3 million shares, was automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $1,971.8 million was reclassified to stockholders’ equity.

Preferred Stock

In April 2021, we amended and restated our certificate of incorporation, which authorized 20.0 million shares of preferred stock.

Common Stock

In April 2021, we amended and restated our certificate of incorporation, which authorized a total of 2.0 billion shares of Class A common stock and 115.7 million shares of Class B common stock.

 Each share of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon certain circumstances, including: (1) the sale or transfer of such share of Class B common stock (except under certain circumstances described in the amended and restated certificate of incorporation), (2) a date fixed by the board of directors that is no less than 120 days and no more than 180 days following the date that the number of shares of Class B common stock outstanding is less than 20% of the number of shares of Class B common stock outstanding immediately prior to the completion of the IPO, or (3) six months after the death or incapacity of Daniel Dines. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to thirty-five votes per share.

We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives.

Accumulated Other Comprehensive Income (Loss)

For the three months ended April 30, 2021 and 2020, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Foreign Currency Translation Adjustments	Unreleased Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income (loss), net of tax	4,254	(27)	4,227
Balance as of April 30, 2021	$(8,250)	$(44)	$(8,294)

	Foreign Currency Translation Adjustments	Unreleased Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2020	$6,226	$—	$6,226
Other comprehensive income, net of tax	8,313	—	8,313
Balance as of April 30, 2020	$14,539	$—	$14,539

13.  Equity Incentive Plans and Stock-Based Compensation

Prior Stock Plans

In June 2015, we adopted our 2015 Stock Plan (the “2015 Plan”). The 2015 Plan was terminated in June 2018 in connection with the adoption of the 2018 Plan. Accordingly, no shares are available for future issuances under the 2015 Plan following the adoption of the 2018 Plan.

In June 2018, we adopted the 2018 Plan, which provides for grants of stock-based awards, including RSUs, RSAs, and stock options. The 2018 Plan was terminated in April 2021 in connection with the adoption of our 2021 Stock Plan (the “2021 Plan”). Accordingly, no shares are available for future issuances under the 2018 Plan following the adoption of the 2021 Plan.

2021 Stock Plan

In April 2021, prior to and in connection with the IPO, we adopted the 2021 Plan, which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance awards, and other forms of awards. We have reserved 118.8 million shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.

2021 Employee Stock Purchase Plan

In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP authorizes the issuance of 10.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above.  The initial offering period began on April 21, 2021, and the first purchase date will fall on December 20, 2021.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

The following table summarizes the option activity under our stock plans during the reporting period:

	Number of Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	23,013	$1.58	7.9	$1,207,831
Granted	147	$0.10
Exercised	(1,881)	$1.26
Forfeited	(172)	$2.32
Expired	—	$—
Outstanding as of April 30, 2021	21,107	$1.59	7.5	$1,486,032

Vested and exercisable as of April 30, 2021	9,925	$1.04	6.6	$704,260

The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2021 and 2020 was $55.91 and $5.25 per share, respectively. The intrinsic value of stock options exercised during the three months ended April 30, 2021 and 2020 was $101.0 million and $21.8 million, respectively.

During the three months ended April 30, 2021 and 2020, our compensation committee approved certain modifications to stock options, including acceleration of the service-based vesting condition of certain employee stock options upon termination and extension of exercise period of certain outstanding employee stock options. Incremental expense associated with these modifications was immaterial and $2.2 million for the three months ended April 30, 2021 and 2020, respectively.

Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2021, was $99.8 million, which is to be recognized over a weighted-average remaining period of 2.6 years.

Early Exercised Options

Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of April 30, 2021, there were outstanding 1.7 million shares underlying unvested stock options that had been early exercised. The cash proceeds associated with these early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts totaled $4.2 million and $5.9 million as of April 30, 2021 and January 31, 2021, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.

Restricted Stock Units

RSU activity during the three months ended April 30, 2021 consisted of the following (in thousands except per share amounts):

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	34,753	$10.80
Granted	2,818	$56.00
Vested (1)	(17,921)	$6.40
Forfeited	(513)	$12.45
Unvested as of April 30, 2021	19,137	$21.53
(1) Class A common stock has not been issued in connection with 17,532 vested RSUs because such RSUs were unsettled as of April 30, 2021.

The fair value of RSUs vested during the three months ended April 30, 2021 and 2020 was $1,003.6 million and none, respectively.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Prior to the IPO, the Company granted RSUs which vested on the satisfaction of both a service-based condition and a performance-based condition. The performance-based vesting condition was deemed satisfied on April 23, 2021, the date that the Company completed the IPO. Upon closing of the IPO, the Company recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.

During the three months ended April 30, 2021, our compensation committee approved a modification to allow acceleration of vesting of 0.2 million RSUs, resulting in the recognition of $8.9 million of incremental expense. Incremental expense associated with modifications of RSUs was insignificant for the three months ended April 30, 2020.

As of April 30, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $288.2 million and will be recognized over a weighted-average remaining period of 3.3 years.

Restricted Stock Awards

In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of April 30, 2021, total unrecognized compensation expense related to unvested RSAs was $3.4 million and will be recognized over the remaining vesting period of 3.4 years.

Tax Withholdings on Employee Equity Transactions

For the majority of our tax jurisdictions, we have adopted sell-to-cover as the tax withholding method for equity awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligations are sold on behalf of the holder of the awards to cover the tax withholding liability, and the cash proceeds from such sales are remitted by the Company to taxing authorities. For certain other tax jurisdictions where selling restrictions exist, the Company may issue net shares and remit tax liabilities to the relevant tax authorities on behalf of the award holders, or may accept employee payment of tax withholdings in cash.

Stock-based Compensation Expense

We classified stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue	$25,145	$383
Sales and marketing	119,293	1,853
Research and development	65,616	1,816
General and administrative	40,781	4,149
Total	$250,835	$8,201

The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $2.2 million for the three months ended April 30, 2021. Capitalized stock-based compensation relating to software development costs for the three months ended April 30, 2020 was immaterial.

14.  Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions and certain book-tax differences.

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

We had a provision for income taxes of $1.4 million and $0.7 million for the three months ended April 30, 2021 and 2020, respectively. Our effective tax rate was (0.6%) and (1.3%) for the three months ended April 30, 2021 and 2020, respectively. For the three months ended April 30, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.

The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2021, we believe it is more likely than not that the tax benefits of U.S. and Romania tax losses may not be realized. Accordingly, we recorded a full valuation allowance against the U.S. and Romania tax losses. We intend to maintain the full valuation allowance on the U.S. and Romania tax losses until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of April 30, 2021, there is no valuation allowance recorded against DTAs associated with Japan tax losses, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.

During the three months ended April 30, 2021, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.

15. Net Income Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(120,397)	$(119,266)	$(14,377)	$(38,463)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	108,184	107,168	43,261	115,742
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(1.11)	$(0.33)	$(0.33)

Anti-dilutive common stock equivalents excluded from the computation of diluted net income loss per share attributable to common are as follows (in thousands):

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
Convertible preferred stock	278,940	—	282,108	—
Unvested RSUs	36,184	—	26,670	—
Outstanding stock options	22,205	—	46,039	—
Shares subject to repurchase from RSAs and early exercised stock options	2,280	—	289	—
Total weighted-average anti-dilutive common stock equivalents	339,609	—	355,106	—

UiPath, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Related Party Transactions

In March 2021, we granted an immediate family member of our Chief Executive Officer, Co-Founder, and Chairman options to purchase 7 thousand shares of Class A common stock at an exercise price of $0.10 per share, with an aggregate estimated fair value of $0.4 million.

17. Subsequent Events

On May 14, 2021, the compensation committee of our board of directors granted approximately 0.5 million RSUs to certain executives and employees. These RSUs have an aggregate fair value of $38.1 million and vest over a weighted-average period of 3.9 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2021 included in our final prospectus, or the Final Prospectus, that forms a part of the Registration Statement on Form S-1 (File No. 333-254738) for our initial public offering, or our IPO, dated as of April 20, 2021, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act on April 21, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are at the forefront of technology innovation and thought leadership in automation, creating an end-to-end platform that provides automation with user emulation at its core. Our platform leverages computer vision and artificial intelligence, or AI, to empower software robots to emulate human behavior and execute specific business processes, eliminating the need for employees to execute certain manual and mundane tasks. Our platform allows employees to focus on more value-added work and enables organizations to seamlessly automate business processes ranging from those in legacy information technology, or IT, systems and on-premises applications to new cloud-native infrastructure and applications without requiring significant changes to the organization’s underlying technology infrastructure. Our platform is purpose-built to be used by employees throughout a company and to address a wide variety of use cases, from simple tasks to long-running, complex business processes.

Our platform is designed to transform the way humans work. We provide our customers with a robust set of capabilities to discover automation opportunities and build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of AI-based computer vision to enable our robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. Our robots’ ability to learn from and replicate workers’ steps in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.

Our platform is designed to interact with and automate processes across a company’s existing enterprise stack. As a result, our customers can leverage the power of our platform without the need to replace or change existing business applications and with lower overall IT infrastructure cost. Our platform enables employees to quickly build automations for both existing and new processes. Employees can seamlessly maintain and scale automations across multiple deployment options, constantly improve and evolve automations, and continuously track and measure the performance of automations, all without substantial technical experience.

At the core of our automation platform is a set of capabilities that emulates human behavior, which provides our customers with the ability to automate both simple and complex use cases. Automations on our platform can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability of our platform across departments within an organization. Society is at a turning point in how organizations execute work, and we believe the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities. While we are still in the early days of a multi-year journey to the fully automated enterprise, momentum is growing as organizations across the world are only now beginning to understand the power of automation.

We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements primarily have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services such as training and implementation services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers, as well as a global strategic sales team focused on the largest global customers. As of April 30, 2021, we had more than 8,500 customers.

Many of our customers expand the scope and size of use cases of our platform across their organizations as they quickly realize the power of our platform. We believe that the success of our land-and-expand business model is centered on our ability to deliver significant value in a very short time. We grow with our customers as they identify and expand the number of business processes to automate, which increases the number of robots deployed and the number of users interacting with our robots.

A crucial component of our go-to-market strategy is our partner and channel ecosystem, which extends our local and global reach and helps to ensure that customers are able to rapidly build, deploy, and scale automations on our platform. Our business partners include more than 4,000 global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies. In addition, we have aggressively built strong technology partnerships and alliances to enable a large number of connectors and other technical capabilities necessary to meet the breadth of our customer needs.

We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $652.6 million and $397.8 million for the three months ended April 30, 2021 and 2020, respectively, representing a growth rate of 64%. We generated revenue of $186.2 million and $113.1 million, representing a growth rate of 65%, and incurred a net loss of $239.7 million and $52.8 million in the three months ended April 30, 2021 and 2020, respectively. Our operating cash flows were $(17.5) million and $(24.1) million for the three months ended April 30, 2021 and 2020, respectively.

Recent Developments

In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share. We received net proceeds of $692.4 million after deducting underwriting discounts and commissions of $35.6 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

Impact from COVID-19

When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. Our operational rigor, digital infrastructure, and global footprint enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. As the pandemic persisted, global demand for automation continued to accelerate as automation became essential for business execution and performance in a remote working environment, and we continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Metric

We monitor the following key performance metric to help us measure and evaluate the effectiveness of our operations:

	As of April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Annualized renewal run-rate (ARR)	652,580	397,848	254,732	64%

ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. For the three months ended April 30, 2021 and 2020, our ARR was $652.6 million and $397.8 million, respectively, representing a growth rate of 64%. Approximately 30% of this growth rate was due to new customers and approximately 70% was due to existing customers. Our ARR may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. For clarity, we use annualized invoiced amounts per solution SKU as compared to revenue calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to calculate our ARR. Our invoiced amounts are not matched to the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point-in-time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. In addition, investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included elsewhere in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Our results of operations and financial condition are impacted by the macro factors affecting our industry, including the proliferation of cloud-based applications, the cost of skilled human capital, and the global demand for automation solutions. While our business is influenced by these macro factors, our results of operations are more directly affected by certain company specific factors, including:

Growing Our Global Customer Base

We believe there is a substantial opportunity to continue to grow our customer base. Additionally, we believe that as more organizations adopt our automation platform and experience quantifiable competitive advantages, other organizations will also adopt automation as a necessary tool to compete. While we sell to organizations of all sizes and across a broad range of industries, our go-to-market team’s key focus is on the largest organizations, including large enterprises and governments. We also use an inside sales team focused on small and mid-sized businesses. We plan to continue to invest in our go-to-market team to grow our customer base both domestically and internationally. We intend to continue to grow our customer base by focusing on the top 25 countries as measured by gross domestic product. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Our ability to attract new customers will also depend on a number of other factors, including our ability to drive awareness of the benefits and power of automation in the industry and at our existing and prospective customers, the effectiveness and pricing of our products, the offerings of our competitors, and competition among resellers.

We define our number of customers as the number of accounts with a unique account identifier for which we have an active subscription in the period indicated and include in our customer count entities to which we have sold our products either directly or through a channel partner. Users of our free trials or tier are not included in our customer count. A single organization with multiple divisions, segments, or subsidiaries is counted as a single customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and specifically excludes non-paying partners and resellers.

Expanding Within Our Existing Customer Base

Our customer base represents a significant opportunity for further sales expansion. As of April 30, 2021 and 2020, we had over 8,500 customers and approximately 6,500 customers, respectively. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a short time to value. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:

•	deploy more robots across different departments;
•	provide more employees with their own robot assistants;
•	increase adoption of platform products; and
•	expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.

Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact and gain confidence working with robots. Evidence of the power of our land-and-expand model is our customers that exceed significant ARR thresholds. For example, as of April 30, 2021, we had 1,105 customers with ARR of $100 thousand or more and 104 customers with ARR of $1.0 million or more, which accounted for 75% and 37% of our revenue, respectively, for the period then ended. As of April 30, 2020, we had 693 customers with ARR of $100 thousand or more and 48 customers with ARR of $1.0 million or more, which accounted for 68% and 27% of our revenue, respectively, for the period then ended.

We intend to continue to invest in enhancing awareness of our brand and developing more products, features, and functionality, which we believe are important factors to achieve widespread adoption of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing, and overall changes in our customers’ spending levels.

Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation

We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of more than 4,000 systems integrators, value-added resellers, business consultants, technology partners and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, CGI Inc., Cognizant Technology Solutions Corporation, Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP, International Business Machines Corporation, and PricewaterhouseCoopers LLP. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In 2020, we launched the UiPath Services Network, or USN, program to recognize an elite network of partners accredited with advanced delivery skills, and over 50 partners have earned USN certification. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners.

Sustaining Innovation and Automation Leadership

Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and will continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations include the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining.

We also collaborate with other leading technology companies to develop integrations that simplify the interoperability of our platform with their technology. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx Inc., Box, Inc., Microsoft Corporation, Oracle Corporation, Salesforce.com, inc., SAP SE, ServiceNow, Inc., and Workday, Inc. These pre-built integrations can accelerate the adoption of our platform within our customers’ environment and speed the creation of automations that span multiple technologies.

We also maintain partnerships with leading cloud vendors, such as Amazon Web Services Inc., Google Inc., and Microsoft Corporation, to both simplify the deployment of our platform and extend our platform to offer customers the benefits of cloud-based AI capabilities. We are focused on maintaining and growing our ecosystem of partners to continue to expand our market presence and drive greater sales efficiencies.

We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements Inc., a provider of a leading application programming interface integration platform for SaaS application providers and the digital enterprise. This acquisition brings technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to both new and existing customers and maintain and expand our relationships with leading technology partners.

Continuing to Invest to Grow and Scale Our Business

We are focused on driving our long-term ARR potential. We believe that our market opportunity is substantial. We intend to continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. We have a history of introducing successful new products and capabilities on our platform, and we intend to continue to invest heavily to grow our business to take advantage of our substantial market opportunity rather than optimize for profitability or cash flow in the near future. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Components of Results of Operations

Revenue

We derive revenue from the sale of software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain software products we host (i.e., SaaS), and other services, including professional services. We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. Customers can license our software and deploy our platform on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant, SaaS version, which enables our customers to begin automating without the need to provision infrastructure, install applications or perform additional configurations. We also offer maintenance and support, training, and implementation services to our customers to facilitate their adoption of our platform.

In fiscal 2021, we began offering both hybrid and cloud (i.e., SaaS) solutions. Hybrid solutions are comprised of three performance obligations, consisting of a term license, maintenance and support, and SaaS. Revenue from license and revenue from maintenance and support are accounted for pursuant to the paragraphs below. The performance obligation under the SaaS component of the hybrid solution and SaaS arrangements are stand-ready obligations to provide access to our products, and the associated revenue is recognized on a ratable basis over the contractual period of the arrangement beginning when or as control of the promised service is transferred to the customer. The revenue related to the SaaS component of the hybrid arrangement and the revenue related to the SaaS arrangements are presented as Revenue, maintenance and support in our results of operations, as such revenue was not material for the three months ended April 30, 2021.

Licenses

We primarily sell term licenses, including through our hybrid offerings, which provide customers the right to use software for a specified period of time. From time to time, we also sell perpetual licenses that provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term.

Maintenance and Support

We generate maintenance and support revenue through technical support and the provision of unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support represents a stand-ready obligation for which revenue is recognized ratably over the term of the arrangement.

Services and Other

Services and other revenue consists of fees associated with professional services for process automation, customer education, and training services. A substantial majority of our professional services contracts are recognized on a time and materials basis and the related revenue is recognized as the services are rendered.

Cost of Revenue

Licenses

Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.

Maintenance and Support

Cost of maintenance and support revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of maintenance and support revenue also includes third-party consulting services, hosting costs related to our hybrid and cloud-based arrangements, amortization of acquired developed technology and capitalized software development costs related to cloud products, and allocated overhead. Overhead is allocated to cost of maintenance and support revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of maintenance and support revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

Services and Other

Cost of services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of services and other revenue also includes expenses related to third-party consulting services and allocated overhead. Overhead is allocated to cost of services and other revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of services and other revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal year 2021, certain operating expenses decreased, such as travel and entertainment, primarily as a result of the COVID-19 pandemic. We expect a resumption of travel and entertainment and related expenses in the second half of fiscal year 2022, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential lifting of stay-at-home orders.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Together with travel and entertainment, trade show expenses also decreased in fiscal year 2021, as a result of the COVID-19 pandemic. We currently expect trade show expenses to resume in the second half of fiscal year 2022, although the timing is uncertain and related to the trend of the pandemic. We plan to increase our investment in sales and marketing over the foreseeable future as we continue to hire additional personnel and invest in sales and marketing programs. However, we expect that our sales and marketing expense will decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs for our research and development employees. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expense will increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to develop new technology and enhance the functionality and capabilities of our existing products and platform infrastructure. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead. Following the completion of the IPO in April 2021, we expect to incur additional general and administrative expenses as a result of operating as a public company. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect that our general and administrative expense will decrease as a percentage of our total revenue as our revenue grows over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Interest Income

Interest income consists of interest income earned on our cash deposits, cash and cash equivalent balances, and marketable securities.

Other Expense, Net

Other expense, net primarily consists of foreign exchange gains and losses, and gains and losses associated with foreign currency forward contracts.

Provision For Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and Romanian deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenue
Licenses	$100,216	$63,759
Maintenance and support	77,642	43,196
Services and other	8,359	6,148
Total revenue	186,217	113,103
Cost of revenue
Licenses (1)	2,454	1,417
Maintenance and support (1)(2)	14,179	5,543
Services and other (2)	32,377	6,678
Total cost of revenue	49,010	13,638
Gross profit	137,207	99,465
Operating expenses
Sales and marketing (1)(2)	205,751	90,931
Research and development (2)	93,040	26,729
General and administrative (2)	74,415	26,676
Total operating expenses	373,206	144,336
Operating loss	(235,999)	(44,871)
Interest income	941	530
Other expense, net	(3,218)	(7,837)
Loss before provision for income taxes	(238,276)	(52,178)
Provision for income taxes	1,387	662
Net loss	$(239,663)	$(52,840)

(1) Includes amortization of acquired intangible assets as follows:
Cost of revenue	$756	$586
Sales and marketing	161	35
Total amortization of acquired intangible assets	$917	$621

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$25,145	$383
Sales and marketing	119,293	1,853
Research and development	65,616	1,816
General and administrative	40,781	4,149
Total stock-based compensation expense	$250,835	$8,201

	Three Months Ended April 30,
	2021	2020
	(as a percentage of revenue)
Revenue
Licenses	54%	56%
Maintenance and support	42%	38%
Services and other	4%	6%
Total revenue	100%	100%
Cost of revenue
Licenses	1%	1%
Maintenance and support	8%	5%
Services and other	17%	6%
Total cost of revenue	26%	12%
Gross profit	74%	88%
Operating expenses
Sales and marketing	111%	80%
Research and development	50%	24%
General and administrative	40%	24%
Total operating expenses	201%	128%
Operating loss	(127)%	(40)%
Interest income, net	1%	1%
Other expense, net	(2)%	(7)%
Loss before provision for income taxes	(128)%	(46)%
Provision for income taxes	1%	1%
Net loss	(129)%	(47)%

Comparison of the Three Months Ended April 30, 2021 and 2020

Revenue

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$100,216	$63,759	$36,457	57%
Maintenance and support	77,642	43,196	34,446	80%
Services and other	8,359	6,148	2,211	36%
Total revenue	$186,217	$113,103	$73,114	65%

Total revenue increased by $73.1 million, or 65%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase in licenses revenue of $36.5 million and an increase in maintenance and support revenue of $34.4 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 35% was attributable to new customers and the remainder to existing customers.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$2,454	$1,417	$1,037	73%
Maintenance and support	14,179	5,543	8,636	156%
Services and other	32,377	6,678	25,699	385%
Total cost of revenue	$49,010	$13,638	$35,372	259%
Gross Margin	74%	88%

Total cost of revenue increased by $35.4 million, or 259%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in cost of licenses revenue was primarily due to an increase in third-party software resale costs of $1.0 million. The increase in cost of maintenance and support revenue was primarily driven by a $7.0 million increase in personnel-related expenses, which included an increase of $6.1 million in stock-based compensation expense, mostly in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO, and the remainder of which was due to increased headcount. Cost of maintenance and support revenue was also impacted by a $1.5 million increase in hosting costs and professional services. The increase in cost of services and other revenue was primarily driven by an increase of $23.6 million in personnel-related expenses, which included an increase of $18.6 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO, and the rest of which was due to increased headcount. Cost of services and other revenue was also impacted by a $2.0 million increase in third-party consulting fees.

Our gross margin decreased to 74% for the three months ended April 30, 2021 compared to 88% for the three months ended April 30, 2020, primarily as a result of the stock-based compensation expense recognized in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO.

Operating Expenses

Sales and Marketing

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Sales and marketing	$205,751	$90,931	$114,820	126%
Percentage of revenue	111%	80%

Sales and marketing expense increased by $114.8 million, or 126%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. This increase was primarily attributable to an increase of $114.7 million in personnel-related expenses, which included an increase of $117.4 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO, an increase of $8.0 million from increased headcount, and a decrease of $10.8 million in sales commissions expense due to the accounting impact of our new sales incentive plan.

Research and Development

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Research and development	$93,040	$26,729	$66,311	248%
Percentage of revenue	50%	24%

Research and development expense increased by $66.3 million, or 248%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily attributable to an increase of $67.1 million in personnel-related expenses, which included an increase of $63.8 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO, and the rest of which was due to increased headcount. This increase was partially offset by a decrease of $0.8 million in travel-related and third-party consulting expenses.

General and Administrative

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
General and administrative	$74,415	$26,676	$47,739	179%
Percentage of revenue	40%	24%

General and administrative expense increased by $47.7 million, or 179%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. This increase was primarily attributable to an increase of $39.5 million in personnel-related expenses, which included an increase of $36.6 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of RSU performance-based vesting conditions at the time of our IPO, and the rest of which resulted from increased headcount. General and administrative expenses were also impacted by an increase of $7.6 million in third-party, recruitment, and training-related expenses and an increase of $1.8 million in travel-related expenses, partially offset by a $1.7 million decrease in other tax expense.

Interest Income

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Interest income	$941	$530	$411	78%
Percentage of revenue	1%	1%

Interest income, related to our cash deposits and investments in marketable securities, increased by $0.4 million, or 78%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020.

Other Expense, Net

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Other expense, net	$(3,218)	$(7,837)	$4,619	(59)%
Percentage of revenue	(2)%	(7)%

Other expense, net decreased by $4.6 million, or 59%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease was primarily attributable to a $4.4 million decrease in foreign exchange losses recognized period-over-period. A net gain on foreign currency forward contracts of $0.6 million also partially offset expenses for the three months ended April 30, 2021.

Provision For Income Taxes

	Three Months Ended April 30,
	2021	2020	Change	Change %
	(dollars in thousands)
Provision for income taxes	$1,387	$662	$725	110%
Percentage of revenue	1%	1%

Provision for income taxes increased by $0.7 million, or 110%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in tax expense was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.

Liquidity and Capital Resources

We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, restricted cash, and marketable securities totaling $1,893.0 million, and we had an accumulated deficit of $1,210.0 million. During the three months ended April 30, 2021, we reported a net loss of $239.7 million, and net cash used in operations of $17.5 million.

In April 2021, we completed our IPO, which resulted in issuance of 13.0 million shares of our Class A common stock at a public offering price of $56.00 per share, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. Net proceeds were $692.4 million after deducting underwriting discounts and commissions of $35.6 million.

In July 2020, we completed our Series E preferred stock financing with gross proceeds totaling $225.9 million. In February 2021, we completed our Series F preferred stock financing with gross proceeds totaling $750.0 million. We have also entered into the Credit Facility (as defined below) with an available borrowing capacity of $200.0 million. We believe our existing cash, cash equivalents, restricted cash, marketable securities, proceeds from our sales of equity securities, and borrowing capacity will be sufficient to fund anticipated cash requirements for the next twelve months.

Our future capital requirements will depend on many factors, including our revenue growth rate, our product sales, license renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Credit Facilities

In January 2020, we entered into an Amended and Restated Loan and Security Agreement, or the Credit Agreement, with HSBC Bank USA, N.A, HSBC Ventures USA Inc., and Silicon Valley Bank, which provided a $100.0 million senior secured revolving credit facility. We repaid the Credit Agreement in full in July 2020. In October 2020, we entered into a new Senior Secured Credit Facility, or the Credit Facility, with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, which provided a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions.

Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of April 30, 2021, we had no outstanding debt under the Credit Facility and were in compliance with our covenants thereunder.

Cash Flows

The following table shows a summary of our cash flows for the period presented:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(17,522)	$(24,132)
Net cash provided by (used in) investing activities	10,873	(460)
Net cash provided by financing activities	1,442,913	79,364

Operating Activities

Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver our licenses, and marketing expenses. We have historically generated negative cash flows and have supplemented working capital requirements primarily through net proceeds from the sale of equity securities.

Net cash used in operating activities for the three months ended April 30, 2021 of $17.5 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including increased year-end fiscal 2021 sales commissions and bonuses paid in the first quarter of fiscal 2022. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 59% higher than during the three months ended April 30, 2020.

Net cash used in operating activities for the three months ended April 30, 2020 of $24.1 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams. Other cash operating expenditures included payments professional services, software, office rent, and travel. These outflows were partially offset by cash collections from our customers.

Investing Activities

Net cash provided by investing activities for the three months ended April 30, 2021 of $10.9 million was driven by $113.1 million in sales and maturities of marketable securities. This was partially offset by $94.2 million in purchases of marketable securities, $5.5 million in cash consideration associated with the acquisition of Cloud Elements, which is presented net of cash acquired, and $2.2 million in capital expenditures.

Net cash used in investing activities for the three months ended April 30, 2020 of $0.5 million was driven by capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended April 30, 2021 of $1,442.9 million was primarily driven by $749.8 million in net proceeds from issuance of Series F convertible preferred stock and $692.4 million in net proceeds from our IPO.

Net cash provided by financing activities for the three months ended April 30, 2020 of $79.4 million was primarily driven by $78.8 million in proceeds from our Credit Agreement. We also received $0.5 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There were no material changes to our commitments and contractual obligations during the three months ended April 30, 2021 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Final Prospectus.

Off-Balance Sheet Arrangements

As of and during the three months ended April 30, 2021, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Refer to Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies.

There have been no material changes to our critical policies and accounting estimates as compared to those disclosed in the Final Prospectus.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies —Recently Issued Accounting Pronouncements and —Recently Adopted Accounting Pronouncements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is principally the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of April 30, 2021, we had $1,796.3 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, money market funds, commercial paper and corporate bonds with maturity dates of less than 3 months at the purchase date. We also had $13.5 million of restricted cash as of April 30, 2021, representing cash on deposit for forward agreements and cash collateral for credit cards. In addition, as of April 30, 2021, we had $83.3 million of marketable securities. Marketable securities consist of corporate bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of April 30, 2021. The effect of a hypothetical 10% change in interest rates on our unaudited condensed consolidated financial statements for the three months ended April 30, 2021 would have been immaterial.

Foreign Currency Exchange Risk

The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. We have engaged in hedging activity to reduce our potential exposure to currency fluctuations since the fourth quarter in fiscal year 2021. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $24.3 million for the three months ended April 30, 2021. During the three months ended April 30, 2021, 56% percent of our revenues and 20% percent of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction losses of $2.3 million after the impact of foreign currency forward contracts.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2021.

Changes in Internal Control Over Financial Reporting

Most of our workforce has been working from home since the onset of the COVID-19 pandemic. While our controls were not specifically designed to operate under these circumstances, during the three months ended April 30, 2021 no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our CEO and CFO, believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, any control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its objectives will be met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including resource constraints, errors in judgment, and the possibility that controls and procedures will be circumvented by collusion, by management override, or by mistake. Additionally, the design of any control system is based in part on management assumptions about the likelihood of future events, and there can be no assurance that the system will succeed in achieving its objectives under all potential future scenarios. As a result of these limitations, our management does not expect that our disclosure controls and procedures will prevent all potential errors or fraud or detect all potential misstatements due to error or fraud.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 11, Commitments and Contingencies – Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings, if any.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline.

Risk Factors Summary

The following is a summary of the principal risks associated with an investment in our Class A common stock:

•

Our recent rapid growth may not be indicative of our future growth. Our limited operating history and recent rapid growth also make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

•	We may not be able to successfully manage our growth and, if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.
•

Because we derive substantially all of our revenue from our automation platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition, and growth prospects.

•

Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines in renewals or the purchase of additional licenses by our customers could harm our future operating results.

•	If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.
•	The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•

If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.

•	Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
•	A limited number of customers represent a substantial portion of our revenue and ARR. If we fail to retain these customers, our revenue could decline significantly.
•

We rely on our channel partners to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

•	If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.
•	Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, results of operations, financial condition, and growth prospects.

•

Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, results of operations, financial condition, and growth prospects.

•

We rely upon third-party providers of cloud-based infrastructure to host our cloud-based products. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition, and results of operations.

•

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

•	If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
•	Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
•	We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
•	Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
•

We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting in the past, and any failure to maintain effective internal control over financial reporting could harm us.

•

The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Co-Founder, and Chairman, which will limit your ability to influence the outcome of important decisions.

Risks Related to Our Business, Products, Operations, and Industry

Our recent rapid growth may not be indicative of our future growth. Our limited operating history and recent rapid growth also make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $652.6 million and $397.8 million for the three months ended April 30, 2021 and 2020, respectively, representing a growth rate of 64%. We generated revenue of $186.2 million and $113.1 million, for the three months ended April 30, 2021 and 2020, respectively, representing a growth rate of 65%. You should not, however, rely on the ARR or revenue growth of any prior quarterly or annual fiscal period as an indication of our future performance. We were incorporated in June 2015, and as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Even if our ARR and revenue continue to increase, we expect that our ARR and revenue growth rates will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our business depends on a number of additional factors, including our ability to:

•	price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•	expand the functionality and use cases for the products we offer on our platform;
•	maintain and expand the rates at which customers purchase and renew licenses to our platform;
•	provide our customers with support that meets their needs;
•	continue to introduce and sell our products to new markets;
•	continue to develop new products and new functionality for our platform and successfully further optimize our existing products and infrastructure;
•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and

•	increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent ARR, revenue, or ARR or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our ARR or revenue for any prior quarterly or annual fiscal periods as an indication of our future ARR or revenue or ARR or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•	our sales and marketing organization to engage our existing and prospective customers, increase brand awareness, and drive adoption of our products;
•

product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;

•	acquisitions or strategic investments;
•	our international operations and continued international expansion; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not be successful on the timeline we anticipate or at all, and may not result in increased ARR or revenue growth. For instance, we anticipate that our customers will continue to increase adoption of our cloud offerings in future periods. We have offered our cloud-based products for only a short period of time, and we cannot predict how increased adoption of our cloud-based products will change the buying patterns of our customers or impact our future ARR or revenue. If we are unable to maintain or increase our ARR or revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays, and other known or unknown factors that may result in losses in future periods. If our ARR or revenue growth does not meet our expectations in future periods, our business, financial position, and results of operations may be harmed, and we may not achieve or maintain profitability in the future.

In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our ARR or revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

We may not be able to successfully manage our growth and, if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

As usage of our platform capabilities grow, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

Because we derive substantially all of our revenue from our automation platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our automation platform. As such, market adoption of our automation platform is critical to our continued success. Demand for our automation platform may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our customers’ operations, the continued volume, variety, and velocity of automated tasks that are generated through use of our platform, timing of development, and release of new offerings by our competitors, technological change, and the rate of growth in our market. Additionally, the utility of our automation platform and products relies in part on the ability of our customers to use our automation products in connection with other third-party software products that are important to our customer’s business. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products, in connection with these third-party software products then our customers may no longer choose to adopt our automation platform or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.

Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines in renewals or the purchase of additional licenses by our customers could harm our future operating results.

Part of our growth strategy relies on our ability to deliver significant value in a short time to our customers, so that our customers will scale the use of our platform throughout their enterprise. Accordingly, our future success depends in part on our ability to exhibit this value and sell additional licenses and products to our existing customers, and our customers renewing their licenses with us and our channel partners when the contract term expires. Our license agreements primarily have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Our customers have no obligation to renew their licenses for our products after the expiration of their license period. We also provide some customers the opportunity to use our automation platform and products for free prior to purchasing a license. We also work with our customers to identify opportunities for follow-on sales to increase our footprint within their businesses.

In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base, in terms of size, industry, and geography. Our renewals, dollar-based net retention rate, and dollar-based gross retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses, customer satisfaction with our products and platform capabilities and customer support, the utility of our platform to cost-effectively integrate with third-party software products, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety, the effects of global economic conditions, or reductions in our customers’ spending on information technology, or IT, solutions or their spending levels generally, perceived security or data privacy risks from the use of our products, changes in regulatory regimes that effect our customers or our ability to sell our products, or the views of the industry and public with regard to our products and robotic process automation, or RPA, products generally, including as a result of increased automation and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.

If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.

To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions, including as an alternative to traditional systems relying on manual tasks and processes. Many enterprises have invested substantial personnel and financial resources to integrate traditional human-driven processes into their business architecture and, therefore, may be reluctant or unwilling to migrate to an automation solution. Accordingly, the adoption of automation solutions may be slower than we anticipate. A large proportion of our target market still uses traditional systems relying on manual tasks and processes for the major part of their operations. This market may need further education on the value of automation solutions in general and our platform and products in particular, and on how to integrate them into current operations. A lack of education as to how our automation solutions operate may cause potential customers to prefer more traditional methodologies, to be cautious about investing in our platform and products, or to have difficulty integrating our platform and products into their business architecture. If we are unable to educate potential customers and change the market’s readiness to accept our technology, we may experience slower than projected growth.

In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to be alternatives to our platform and products, our ability to sell licenses for our products could be impaired. Similarly, our license sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.

The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with companies that provide RPA and other automation solutions, including Appian Corporation, Automation Anywhere, Inc., Blue Prism Group PLC, Celonis Inc., EdgeVerve Systems Limited, Kofax Inc., Kyron Systems Inc., Microsoft Corporation, NICE LTD., NTT Ltd., Pegasystems Inc., and WorkFusion, Inc. In addition to RPA software providers, we compete with automation lifecycle technology providers, such as low-code, iBPMS, iPaaS, process mining, and test automation vendors, which develop and market automation capabilities as extensions of their core platforms, and enterprise platform vendors, which provide horizontal applications and productivity tools and are acquiring, building, or investing in RPA functionality or partnering with RPA providers. We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business. Our market may need further education on the value of automation solutions and our platform and products, and on how to integrate them into current operations. A lack of education as to how our automation platform and products operate may cause potential customers to prefer more traditional methodologies or their limited, internally-developed automated processes, to be cautious about investing in our platform and products, or to have difficulty integrating our platform and products into their business architecture. If we are unable to educate potential customers and change the market’s readiness to accept our technology, then our business, results of operations, and financial condition may be harmed.

The RPA market is one of the fastest growing enterprise software markets and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. For instance, as our market becomes increasingly driven by cloud-based solutions, native cloud providers may enter this market and provide competitive offerings at lower prices. Additionally, open source alternatives for automation that are offered freely may impact our ability to sell our products to certain customers who may prefer to rely on these tools at no cost. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions.

If we fail to continue to differentiate our platform and products from those offered by our competitors, then our business, results of operations, and financial condition may be harmed.

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities. For instance, a number of our potential competitors already have close, integrated relationships with our customers and potential customers for other service offerings. If any of these potential competitors were to provide an automation solution within their current service offerings as a single, integrated solution, our customers and potential customers may choose to adopt the integrated solution due to administrative ease or other factors that are outside our control. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their on-premises or cloud solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, which would harm our business, results of operations, and financial condition.

If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our Chief Executive Officer, Co-Founder, and Chairman, as well as our other key employees in the areas of research and development and sales and marketing. Additionally, many members of our management team have been with us for a short period of time or have served in their current roles for a short period of time, including Ashim Gupta, our Chief Financial Officer, who joined us in February 2018 and was promoted to the position of Chief Financial Officer in November 2019, Brad Brubaker, our General Counsel and Chief Legal Officer, who joined us in April 2019, Ted Kummert, our Executive Vice President of Product and Engineering, who joined us in March 2020, Thomas Hansen, our Chief Revenue Officer, who joined us in April 2020, and Bettina Koblick, our Chief People Officer, who joined us in April 2021. From time to time, there may be changes in our executive management team or other key employees resulting from hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.

In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing RPA, artificial intelligence, or AI, and machine learning, or ML, applications, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We recently completed our initial public offering, or IPO, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.

Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We have a history of operating losses and have not been profitable in the past. We may not be able to reach and maintain profitability in the future.

We have experienced net losses in each fiscal year since inception and incurred a net loss of $239.7 million and $52.8 million in the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and January 31, 2021, we had an accumulated deficit of $1,210.0 million and $970.4 million, respectively. While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.

The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition, and results of operations.

The ongoing COVID-19 pandemic may prevent us or our employees, customers, partners, suppliers, or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position, and results of operations. Further, in response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place or reinstate, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. The reaction to COVID-19, including as a result of such orders or restrictions (or the perception that such orders or restrictions could occur or reoccur), have resulted in business closures, work stoppages, slowdowns, and delays, work-from-home policies, travel restrictions, and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers, or vendors or other parties with whom we do business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures include temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing, or holding virtually any UiPath events and discouraging employee attendance at any industry events or in-person work-related meetings. In addition, although we have recently and may continue to selectively reopen certain of our offices in compliance with applicable government orders and public health guidelines, the vast majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the temporary suspension of travel and in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international operations and continued international operations, or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers, and vendors and other parties with whom we do business continue to operate remotely. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. COVID-19 could also adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers, or vendors or other parties with whom we do business to meet their contractual obligations.

While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, the timeline associated with the roll-out of vaccines, and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and results of operations. In addition, as a public company we may provide guidance about our business and future operating results, which we expect will be based on assumptions, estimates, and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature and is inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are expected to be beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments, including spending on IT, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions have in the past and could in the future disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. Further, to the extent there is a general economic downturn and our platform is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general IT spending. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

A limited number of customers represent a substantial portion of our revenue and ARR. If we fail to retain these customers, our revenue and ARR could decline significantly.

We derive a substantial portion of our revenue and ARR from sales to our top 10% of customers. As a result, our revenue and ARR could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to license our platform and products at all, any of which could cause our revenue and ARR to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

We rely on our channel partners to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For the three months ended April 30, 2021 and 2020, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.

In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.

If we and our channel partners fail to provide sufficient high-quality consulting, training, support, and maintenance resources to enable our customers to realize significant business value from our platform, we may see a decrease in customer adoption of our platform.

Our customers sometimes request consulting and training to assist them in integrating our platform into their business, and rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. As a result, an increase in the number of customers is likely to increase demand for consulting, training, support, and maintenance related to our products. Given that our customer base and products continue to grow, we will need to provide our customers with more consulting, training, support, and maintenance to enable them to realize significant business value from our platform. We rely on our ecosystem of partners that build, train, and certify skills on our technology, as well as deploy our technology on behalf of their customers. We have been increasing our channel partner and customer enablement through our UiPath Academy and other training initiatives designed to create an ecosystem of people that are skilled in the use and integration of our platform in business operations. However, if we and our channel partners are unable to provide sufficient high-quality consulting, training, integration, and maintenance resources, our customers may not effectively integrate our automation platform into their business or realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. Additionally, if our channel partners fail to perform or if the brand for any of our channel partners is harmed, our customers may not choose to rely on our channel partners for consulting, training, integration, and maintenance resources as well. Further, some of our customers are industry leaders, and our contracts with them receive significant public attention. If we or our channel partners encounter problems in helping these customers implement our platform or if there is negative publicity regarding these engagements (even if unrelated to our services or products) our reputation could be harmed and our future financial performance could be negatively impacted. Finally, the investments required to meet the increased demand for our consulting services could strain our ability to deliver our consulting engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, including successful product design and timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts, and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely. In addition, because our platform is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

We also offer professional services including consulting and training and must continually adapt to assist our customers in deploying our platform in accordance with their specific automation strategies. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers, and expand their use of our software or secure renewal contracts, which are important for the future of our business.

We offer free trials and a free tier of our platform to drive awareness of our products, and encourage use and adoption. If these marketing strategies fail to lead to customers purchasing paid licenses, our ability to grow our revenue will be adversely affected.

To encourage awareness, use, familiarity, and adoption of our platform and products, we offer a community edition and enterprise trial version of our software, each of which provides free, online access to certain of our products. This “try-before-you-buy” strategy may not be successful in driving developer education regarding or leading customers to purchase our products. Many users of our free tier may not lead to others within their organization purchasing and deploying our platform and products. To the extent that users do not become, or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.

Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of April 30, 2021, we had 1,105 customers with ARR of $100 thousand or more and 104 customers with ARR of $1.0 million or more, which accounted for 75% and 37% of our revenue, respectively, for the period then ended. As of April 30, 2020, we had 693 customers with ARR of $100 thousand or more and 48 customers with ARR of $1.0 million or more, which accounted for 68% and 27% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles and, the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.

Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, results of operations, financial condition, and growth prospects.

Our platform and products are complex and use novel technology. Undetected errors, failures, or bugs have occurred in our platform and products in the past and may occur in the future. Our platform and products are used throughout our customers’ business environments and with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment, and networking configurations, which may cause errors or failures in the business environment into which our platform and products are deployed. This diversity of applications increases the likelihood of errors or failures in those business environments. Despite testing by us, real or perceived errors, failures, or bugs may not be found until our customers use our platform and products. Such failures or bugs can cause reputational damage, and in some cases can affect our revenue due to the impact of service level commitments that we offer to our customers, as described below.

Our platform and products also empower our customers to develop their own use cases for our automation platform and products. We cannot guarantee that these user-developed automations will be effective or that they do not include errors, failures, or bugs that then may be attributed, correctly or not, to our underlying technologies. For instance, our customers may use our products in a manner in which they were not intended and that could cause our platform or products to be implicated in any resulting errors or failures. Real or perceived errors, failures, or bugs in our platform and products could result in negative publicity, loss of or delay in market acceptance of our platform and products, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures, or bugs in our platform or products could also impair our ability to attract new customers, retain existing customers, or expand their use of our software, which would adversely affect our business, results of operations, and financial condition.

Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, results of operations, financial condition, and growth prospects.

Our automation platform and products and related services are designed to be deployed in a wide variety of technology environments, including in large-scale, complex technology environments across a wide range of use cases. We believe our future success will depend, at least in part, on our ability and the ability of our channel partners to support such deployments. Implementations of our platform may be technically complicated and it may not be easy to maximize the value of our platform without proper implementation and training. If our customers are unable to implement our platform successfully, or in a timely manner, or if our customers perceive that the implementation of our platform is too complex or time consuming, customer perceptions of our company and our software may be impaired, our reputation and brand may suffer, and customers may choose not to renew their licenses or increase their purchases of our related services.

We regularly train our customers and channel partners in the proper use of and the variety of benefits that can be derived from our automation platform and products to maximize its potential. We and our channel partners often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure or the failure of our channel partners to train customers on how to efficiently and effectively deploy and use our platform and products, or our failure or the failure of our channel partners to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us or our channel partners to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.

We rely upon third-party providers of cloud-based infrastructure to host our cloud-based products. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition, and results of operations.

Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based products in conjunction with our platform. We outsource substantially all of the infrastructure relating to our cloud-based products to third-party hosting services. Customers of our cloud-based products expect to be able to access these products at any time, without material interruption or degradation of performance. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due to the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based products, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. If our cloud-based products are unavailable or if our users are unable to access our cloud-based products within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform and products, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our cloud-based products as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based products for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•	fluctuations in demand for or pricing of our platform and products;
•	fluctuations in usage of our platform and products;
•	fluctuations in our mix of revenue from licenses and service arrangements;
•	our ability to attract new customers;
•	our ability to retain our existing customers;
•	customer expansion rates and the pricing and quantity of licenses renewed;
•	timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;

•	seasonality;
•	the investment in new products and features relative to investments in our existing infrastructure and products;
•	the timing of our customer purchases;
•	fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of payment for operating expenses, particularly sales and marketing and research and development expenses, including commissions;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;
•	the effects of acquisitions and their integration;
•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•	the impact of new accounting pronouncements;
•	changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.

Seasonality may cause fluctuations in our sales and results of operations.

Historically, we have experienced seasonality in new and renewal customer bookings, as typically we enter into a higher percentage of license agreements with new customers and renewals with existing customers in the fourth quarter of our fiscal year. We believe that this seasonality results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has largely masked seasonal trends to date. We expect that this seasonality will become more pronounced as we continue to target larger enterprise customers and as our rapid growth begins to slow. Seasonal fluctuations in our sales means that our revenue may not be consistent from period to period. Accordingly, you should not expect our quarterly results to be predictive of any future period.

Our key operating metric, ARR, and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.

ARR is based on numerous assumptions and limitations, is calculated using our internal data that have not been independently verified by third parties, and may not provide an accurate indication of our future or expected results. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. ARR is not a forecast of revenue and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. As a result, ARR and our other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric—Annualized Renewal Run-Rate” for additional information regarding our ARR.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions, and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this report. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions, or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and products and those of our competitors. Even if our target market meets our size estimates, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in expanding our international operations, continuing to expand the use of our products by our customers and otherwise implementing our business strategy, which are subject to many risks and uncertainties. Accordingly, the information regarding the size of our addressable market opportunity included in this report should not be taken as indicative of our future growth.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through customer payments and net proceeds from sales of equity securities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, our planned investments or the growth of our business. We also intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimize for profitability or cash flow in the near term. For example, in the fiscal year ended January 31, 2021, we continued our focus on demonstrating the operational leverage in our business model, while prioritizing investments that will allow us to continue to achieve best-in-class growth and business scale and to capitalize on our significant market opportunity. Our planned investments to drive growth may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

We believe that maintaining and enhancing the UiPath brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to show that our products improve efficiency for our customers while improving engagement and satisfaction of their employees, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our products and platform capabilities from competitive products and our ability to adequately obtain and protect our trademarks and trade names. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.

Our ability to maintain and enhance our brand may also be subject to factors that are outside of our control. For instance, media stories regarding the potential effects on employment of automation and technologies that replace traditional, human-driven systems are commonplace. Unfavorable publicity regarding the impact automation may have on unemployment could harm our brand and reputation, even if unrelated to our products. Such negative publicity could also reduce the potential demand and size of the market for our products and decrease our revenue.

We may not be able to protect all of our registered or unregistered trademarks or trade names relevant to our brand and our rights may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. If we are unable to protect our rights in these trademarks and trade names, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the technology that we develop promotes a sense of greater purpose and fulfillment in our employees. We have developed a culture in which our employees adhere to our core tenets of being humble, bold, immersed, and fast. As we continue to hire more employees to keep pace with our growth, it may become more difficult for us to find employees that exhibit these virtues or to instill them in our new employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation, or other violation of intellectual property rights, data protection, and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation, or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or platform, our acts or omissions under such agreements, or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services, and adversely affect our business, financial conditions, and results of operations. In addition, although we carry general liability and cyber security insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, the proceeds from our IPO increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For instance, we previously acquired certain products to support our platform’s technology through third-party acquisitions, and we may similarly acquire additional technologies in the future to further support the development of our platform. If we cannot adequately integrate these technologies into our platform or if the acquired technologies do not perform as expected, it may harm our product development efforts. Additionally, these transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

Our business, financial condition, results of operations, or cash flows could be significantly hindered by the occurrence of a natural disaster, terrorist attack, or other catastrophic event.

Our business operations may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, terrorist attacks, and other events beyond our control. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus reduced sales. In addition, a substantial portion of our operations rely on support from our headquarters in New York City and our office in Bucharest, Romania. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, terrorist attacks, and other events beyond our control materially impacts our ability to operate those offices, it may have a material impact on our business operations as a whole.

To the extent that such events disrupt our business or the business of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition, results of operations, and cash flows.

Any future litigation against us could be costly and time-consuming to defend.

We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

Risks Related to Data Privacy and Cybersecurity

We are subject to stringent and changing laws, regulations and standards, information security policies, and contractual obligations related to data privacy and security.

We have legal and contractual obligations regarding confidentiality and the protection and appropriate use of personally identifiable information and other proprietary or confidential information. Data privacy has become a significant issue in the United States, countries in the European Union, or EU, and in many other countries in which we operate and where we offer our platform for sale. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules, and regulations relating to data security. Interpretation of these privacy and security laws, rules, and regulations and their application to our platform in applicable jurisdictions is ongoing and cannot be fully determined at this time.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other U.S. state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Although there are limited exemptions under the CCPA (for example, business-to-business communications), the CCPA could impact our business depending on how the CCPA will be interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. The CCPA may increase our compliance costs and potential liability. Other jurisdictions in the United States are beginning to propose laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.

As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. The European Economic Area, or EEA, Switzerland, and the United Kingdom adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and contains strict requirements for processing the personally identifiable information of individuals residing in the EEA, Switzerland, and the United Kingdom. The GDPR has increased, and will continue to increase, our compliance burdens, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain, and process information about them. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

European data protection laws including the GDPR also generally prohibit the transfer of personal data from Europe, including the EEA and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the EU to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the EU’s highest court. The Swiss Federal Data Protection and Information Commissioner also recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States. These decisions also cast doubt on our ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Standard Contractual Clauses, on which we have relied for transfers of personal data from the EEA and Switzerland to the United States and other countries. The European Commission recently proposed updates to the Standard Contractual Clauses. As such, our transferring of personal data from the EEA and Switzerland may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal data from the EEA or Switzerland may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Inability to import personal information from the EEA or Switzerland to the United States may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of those jurisdictions. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, created uncertainty with regard to data protection regulation in the United Kingdom. Following December 31, 2020, the GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR.” More explicitly, the GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In addition, it is still unclear whether the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). Additionally, countries outside of Europe, including without limitation Brazil that recently enacted the General Data Protection Law, or LGPD, are implementing significant limitations on the processing of personal information similar to those in the GDPR.

Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with these laws and regulations, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental and regulatory entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws are uncertain, it is possible that these laws and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform or in a manner inconsistent across the various jurisdictions in which we operate. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations, and financial condition.

Additionally, we publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, federal, state, and local action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If the security of the personal information that we (or our vendors) collect, store, or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments and assurances regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to liability and loss of business.

We collect and maintain data about individuals and customers, including personally identifiable information, as well as other confidential or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.

Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our or our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. The techniques used to sabotage or to obtain unauthorized access to our or our vendors’ platforms, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities and any such measures implemented by our vendors, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Our platform, systems, networks, and physical facilities, and those of our vendors, in the past have been, and in the future could be, breached and personal information has been and could be otherwise compromised. Third parties could attempt to fraudulently induce our employees or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our platform, networks, systems, and/or physical facilities. Third parties have exploited in the past, and could exploit in the future, vulnerabilities in, or could obtain unauthorized access to, platforms, systems, networks, and/or physical facilities utilized by our vendors.

We are required to comply with laws, rules, regulations and other obligations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. We operate in an industry that is prone to cyber-attacks. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to such data, including our or our customers’ data or to disrupt our ability to provide our services. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our customers may pose similar risks. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our products and services as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Risks Related to Regulatory Compliance and Governmental Matters

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the United Kingdom Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We currently sell, and anticipate continuing to sell, to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services and healthcare. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our platform and products or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements on third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, government customers and customers in these highly regulated industries often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business. In addition, if our platform and products do not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing them to terminate their agreements.

Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have attained the requisite approvals. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.

These customers may also be subject to a rapidly evolving regulatory framework that may implicate their ability to use our platform and products. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our platform and to grow or maintain our customer base. If we are unable to enhance our platform and products to keep pace with evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including preferential pricing or “most favored nation” terms and conditions or are contract provisions that are otherwise time-consuming and expensive to satisfy. In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the FCPA, the United Kingdom Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.

Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our business activities are subject to various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to collectively as Trade Controls. Trade Controls may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions.

While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, our platform and products may have in the past, and could in the future, violate, or be provided in violation of, such laws, despite the precautions we take. Any failure to comply with applicable Trade Controls may materially affect us through reputational harm, as well as other negative consequences, including government investigations and penalties. Accordingly, we must incur significant operational costs to support our ongoing compliance with Trade Controls at all levels of our business.

Also, various countries, in addition to the United States, have enacted Trade Controls that could limit our ability to distribute our platform and products or could limit our customers’ ability to implement our platform and products in those countries. Changes in our platform or products or future changes in Trade Controls may create delays in the introduction of our platform and products in international markets or, in some cases, prevent the export or import of our platform and products to certain countries, governments, or persons altogether. Any change in Trade Controls could result in decreased use of our platform and products by, or in our decreased ability to export or sell our platform and products to, existing or potential customers. Any decreased use of our platform or products or limitation on our ability to export or sell our platform and products would adversely affect our business, results of operations, and growth prospects.

Risks Related to our Intellectual Property

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We may not be able to protect our intellectual property rights if, for example, we are unable to enforce our rights against infringement or misappropriation, or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies and our business, financial condition, results of operations, or prospects may be harmed.

In addition, defending our intellectual property rights may entail significant expense. Any patent, trademark, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference, and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition, invalidation, and cancellation proceedings) or litigation. Moreover, there can be no assurance that our pending patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages, or may be successfully challenged by third parties. The United States Patent and Trademark Office and various foreign governmental patent and trademark agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent and trademark application process and after a patent or trademark registration has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, patent application, or trademark filing, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market.

Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our brands, products and platform capabilities, and use information that we regard as proprietary to create brands and products that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us or commercially feasible in every country in which our products are available. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks, patents, and other intellectual property rights, or adopt trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, as noted below, litigation or other actions may be necessary to protect or enforce our trademarks, patents, and other intellectual property rights against infringement or misappropriation. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We are from time-to-time subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. As one example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products.

Lawsuits can be time-consuming and expensive to resolve and can divert management’s time and attention. The software industry in which we operate is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them, than we can. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents, or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We do not currently have a large number of issued patents, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.

An adverse result in any infringement or misappropriation proceeding could subject us to significant damages, injunctions, and reputational harm. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our relevant products and platform capabilities or cease business activities related to such intellectual property. Although we carry general liability and intellectual property insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•	make substantial payments for legal fees, settlement payments, or other costs or damages;
•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;
•	redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible;
•

rebrand our products and services and/or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights; and

•	limit the manner in which we use our brands, or prevent us from using our brands in particular jurisdictions.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of infringement and misappropriation claims may grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property.

Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications, and trademark filings at risk of being invalidated, not issuing, or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. For example, past employees have sought to misappropriate source code relevant to certain of our products. While we have taken steps to enjoin misappropriation that we are aware of, such steps may not ultimately be successful and we may not be aware of all such misappropriation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We use open source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We use open source software in our products and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our products in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products.

From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions, any of which could adversely impact our business, financial condition, and results of operations.

If we cannot license rights to use technologies on reasonable terms, we may be unable to license rights that are critical to our business.

In the future we may identify additional third-party intellectual property that we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could adversely impact our business, financial condition, and results of operations.

Risks Related to our International Operations

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 60% and 67% of our revenue for the three months ended April 30, 2021 and 2020, respectively. Beyond the United States, we have operational presence internationally, including, among others, in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Israel, Italy, Japan, Mexico, the Netherlands, Romania, Russia, Singapore, South Korea, Sweden, Turkey, the United Arab Emirates, and the United Kingdom. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of April 30, 2021, the majority of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•	slower than anticipated availability and adoption of our platform and products by international businesses;
•	changes in a specific country’s or region’s political, regulatory, or economic conditions;
•	the need to adapt and localize our products for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations, regulations, or laws;
•	unexpected changes in laws, regulatory requirements, or tax laws;
•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•

differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

•	potential changes in laws, regulations, and costs affecting our U.K. operations and local employees due to Brexit;
•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general market preferences for local vendors;
•	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•	political instability or terrorist activities;
•	an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•

exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the United Kingdom Bribery Act, and similar laws and regulations in other jurisdictions;

•	exposure to anti-competition laws in foreign jurisdictions that may conflict with or be more restrictive than similar U.S. anti-competition laws; and
•	adverse changes to domestic and foreign tax law and the burdens of foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Risks Related to Tax and Accounting Matters

We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting in the past, and any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Prior to changing the end of our fiscal year from December 31 to January 31, we and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting related to revenue recognition for the fiscal year ended December 31, 2018, which resulted in the improper allocation of stand-alone selling price and certain errors in deferred revenue and contract assets. The material weakness was caused by, among other things, a lack of oversight and technical competence and experience within our finance department to identify such errors. We have completed the following steps to address this material weakness:

•	engaged third-party service providers to assist in technical accounting matters;
•	increased oversight and reviews of technical accounting assessments performed by outside consultants;
•	designed and implemented internal controls related to revenue recognition accounting; and
•	hired experienced professionals to key revenue recognition accounting positions.

We believe that this material weakness has been remediated through the steps we have taken as noted above, and we did not incur any material costs related to this remediation. However, neither we nor our independent registered public accounting firm have tested the effectiveness of our internal control over financial reporting and we cannot assure you that we will not suffer from this or other material weaknesses in the future.

Subsequent to our IPO, we are required to document and test our internal controls over financial reporting pursuant to Section 404, or Section 404, of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.

We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

If our management is unable to conclude that we have effective internal controls over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our business, financial condition, and results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

While our sales contracts are denominated predominantly in U.S. dollars, we also have sales contracts representing a large portion of our revenue denominated in foreign currencies. Therefore, a portion of our revenue is subject to fluctuations due to changes in foreign currency exchange rates. Additionally, for our foreign sales contracts denominated in U.S. dollars, a strengthening of the U.S. dollar could increase the real cost of our products and platform capabilities to these customers outside of the United States, which could adversely affect our results of operations.

Further, an increasing portion of our operating expenses are incurred outside the United States. We conduct our business and incur costs in the local currency of most countries in which we operate. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates, or holds assets or liabilities in a currency different from its functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, either of which may have an adverse effect on our financial condition, cash flows, and profitability.

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We have been rapidly expanding our international operations and personnel to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the U.S Internal Revenue Service, or the IRS, or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure.

The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing and could impose additional tax, interest, and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Furthermore, we are subject to periodic audits in the various jurisdictions in which we operate, which if determined aversely could have an adverse impact on our financial conditions.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The Tax Act and issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations, deferred tax assets, and effective tax rate in the period issued and in the future. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

During the course of his campaign and after his election, President Biden proposed to increase the tax rate for corporations and high-income individuals, double the tax rate on global intangible low-taxed income, and impose a new 15% minimum tax on global book income and other tax measures. If such proposals are passed, they may have a material impact on our financial statements.

The Organization for Economic Cooperation and Development, or OECD, has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. While this project is in an advanced stage, we cannot predict what its outcome will be or what potential impact it may have on our tax obligations and operations.

The European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. The Council of the European Union stated publicly that an EU digital levy may be designed as a measure separate from the OECD framework, which could represent a significant departure from the understanding to date regarding digital services taxes serving as a backstop to such framework. In addition, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.

Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act;
•

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals;
•	changes international tax frameworks; and
•	the effects of acquisitions.

Any of these developments could adversely affect our results of operations.

We could be required to collect additional sales or indirect taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.

We currently collect and remit applicable sales and indirect taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales or licensing of our products are classified as taxable. We do not currently collect and remit state and local excise, utility user and ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our products as not taxable in certain jurisdictions will be accepted by state and local tax authorities.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Our ability to use our NOLs to offset future taxable income may be subject to certain limitations.

Our net operating losses, or NOLs, could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. or foreign tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Act, as modified by the CARES Act, NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have identified Section 382 ownership changes in April 2017 and July 2020 and, accordingly, our NOLs are subject to limitation. We do not believe, based on our preliminary analysis, that we experienced a subsequent ownership change in connection with the Series F Financing. We do not believe that any Section 382 limitations will prevent us from fully utilizing our NOLs. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that we have not identified and that could result in additional limitations on our NOLs. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Our reported financial results may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, U.S. Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition and the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.

We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and professional services. Under Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services are delivered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Our licenses revenue is mainly derived from the sale of term-based licenses hosted on-premises, which is recognized when we transfer control of the respective license to the customer. Revenue from SaaS and revenue from maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period.

Given the foregoing factors, our actual results could differ significantly from our estimates. Comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Co-Founder, and Chairman, which will limit your ability to influence the outcome of important decisions.

Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our Chief Executive Officer, Co-Founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 88% voting power of our outstanding capital stock as of April 30, 2021. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.

We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies but may do so in the future.

Because our Chief Executive Officer, Co-Founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owns shares representing in excess of 50% of the voting power of our outstanding capital stock, we are eligible to elect the “controlled company” exemption to the corporate governance rules for publicly-listed companies. We have not elected to do so. If we decide to become a “controlled company” under the corporate governance rules for publicly-listed companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise harm our trading price.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our Chief Executive Officer, Co-Founder, and Chairman, who holds all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market in the future, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities.  We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

In connection with the IPO, all of our directors and executive officers, the selling stockholders, and the holders of substantially all of our Class A common stock, Class B common stock and securities exercisable for, or convertible into, our Class A common stock, entered into lock-up agreements with the underwriters or are otherwise subject to agreements with market stand-off provisions with us pursuant to which they have agreed that they will not, and will not publicly disclose an intention to, during the period ending immediately prior to the opening of trading on the New York Stock Exchange on the second full trading day following the release of our regular earnings announcement for our fiscal quarter ending July 31, 2021 (such period, the “restricted period”), offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock. Notwithstanding the foregoing, immediately prior to the opening of trading on the second full trading day following the release of our regular earnings announcement for our fiscal quarter ended April 30, 2021, such restricted period will terminate with respect to 87,172,130 shares of Class A common stock and securities exercisable for, or convertible into, our Class A common stock.

Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters, may release any of the securities subject to these lock-up restrictions at any time, subject to the applicable notice requirements. In addition, the restricted period may be shortened with respect to a portion of the locked-up securities held by certain lock-up parties, and the lock-up agreements are subject to a number of exceptions. If not earlier released, all of the shares of Class A common stock not sold in the IPO will become eligible for sale upon expiration of the restricted period, except for any shares held by our affiliates as defined in Rule 144.

In addition, there were 57,776,257 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of April 30, 2021. We have filed a registration statement to register all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or restricted stock unites vested and settled, subject to the lock-up agreements described above and compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31 of such fiscal year.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

In addition to the effects of our dual class structure, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative claim or cause of action brought on our behalf;
•	any claim or cause of action asserting a breach of fiduciary duty;
•	any claim or cause of action against us arising under the Delaware General Corporation Law;
•	any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any claim or cause of action against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

General Risk Factors

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the pricing of licenses to our products;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our platform and products;
•	announcements by us or our competitors of significant business developments, acquisitions, or new products;
•	significant data breaches, disruptions to or other incidents involving our software;
•	our involvement in litigation or governmental investigations;
•	future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the issuance of new or changed securities analysts’ reports or recommendations;
•	the trading volume of our Class A common stock;
•	changes in the anticipated future size and growth rate of our market;
•	economic and market conditions in general, or in our industry in particular; and
•

technical factors in the public trading market for our Class A common stock that may produce price movements that may or may not comport with macro, industry, or company-specific fundamentals, including, without limitation, the sentiment of retail investors, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors.

Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred, and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.

In October 2020, we entered into a Senior Secured Credit Facility, or the Credit Facility, with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, which provided a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property.

Pursuant to the terms of the Credit Facility, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the Credit Facility could result in an event of default by us and an acceleration of amounts due. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

Recent Sales of Unregistered Equity Securities

Our shares of unregistered securities since January 31, 2021 were as follows:

Issuances of Capital Stock

•

On February 1, 2021, we issued to 97 accredited investors 12,043,202 shares of Series F convertible preferred stock at a purchase price of $62.28 per share, for an aggregate purchase price of $750 million.

•

On March 19, 2021, we acquired all of the outstanding capital stock of Cloud Elements, Inc. and issued 542,511 shares of Class A common stock with an aggregate fair value of $30.4 million to the owners of Cloud Elements, Inc. as a part of the consideration for such acquisition.

•

On April 21, 2021, we issued 388,789 shares of Class A common stock upon the settlement of certain foreign-held RSUs for which the service-based vesting condition was satisfied and the performance-based vesting condition was satisfied upon completion of our IPO.

The sale of securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities in this transaction represented their intention to acquire the securities for investment only and not for sale in connection with any distribution thereof, and had adequate access to information about us, through their relationships with us or otherwise.

Grants and Exercises Under Equity Plans

•

From February 1, 2021 to April 21, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-255420), we granted stock options to purchase an aggregate of 146,549 shares of our Class A common stock at an exercise price of $0.10 per share under our 2018 Stock Plan.

•

From February 1, 2021 to April 21, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-255420), we granted an aggregate of 1,881,167 shares of our Class A common stock upon the exercise of options under our 2015 and 2018 Stock Plans at exercises prices ranging from $0.02 to $6.61 per share, for an aggregate purchase price of $2.4 million.

•

From February 1, 2021 to April 21, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-255420), we granted an aggregate of 2,818,017 restricted stock units to be settled in shares of our Class A common stock under our 2018 Stock Plan.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated thereunder as transactions under benefit plans and contracts relating to compensation. The shares of Class A common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Use of Proceeds from Initial Public Offering of Class A Common Stock

In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in gross proceeds to us of $728.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., Mizuho Securities USA LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC, Truist Securities, Inc., Cowen and Company, LLC, Evercore Group L.L.C., Macquarie Capital (USA) Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, Canaccord Genuity LLC, D. A. Davidson & Co., Oppenheimer & Co. Inc., and Needham & Company, LLC acted as underwriters for the offering. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

We received net proceeds of $687.9 million after deducting underwriting discounts and commissions of $35.6 million and offering expenses of approximately $4.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.

As of April 30, 2021, $1.3 million of expenses incurred in connection with our IPO had not yet been paid.

Issuer Purchase of Equity Securities

The following table presents our repurchases of Class A common stock during the three months ended April 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
February 1 – 28	—	—
March 1 – 31	—	—
April 1 – 30	164,141	$56.00
Total	164,141	$56.00
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with vesting of equity awards

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 8, 2021, Mr. Thomas Mendoza, a Board member of UiPath since 2017, advised the Company that, with its successful initial public offering and having completed its first quarter of public company reporting, he was retiring from the Board in the latter half of June 2021. Mr. Mendoza’s decision to retire from the Board is not due to any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of UiPath, Inc.(incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40348), filed with the SEC on April 28, 2021).

3.2	Amended and Restated Bylaws of UiPath, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40348), filed with the SEC on April 28, 2021).
10.1

Amended and Restated Investors’ Rights Agreement, dated February 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on March 26, 2021).

10.2†

UiPath, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on April 12, 2021).

10.3†

Forms of Grant Notice and Stock Option Agreement under the UiPath, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on April 12, 2021).

10.4†

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on April 12, 2021).

10.5†

UiPath, Inc. 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on April 12, 2021).

10.6†

Offer Letter, by and between UiPath, Inc. and Daniel Dines, dated February 18, 2021 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on March 26, 2021).

10.7†

Offer Letter, by and between UiPath, Inc. and Ashim Gupta, dated February 17, 2021 (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on March 26, 2021).

10.8†

Offer Letter, by and between UiPath, Inc. and Brad Brubaker, dated February 16, 2021 (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on March 26, 2021).

10.9†

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-254738), filed with the SEC on April 12, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Indicates management contract or compensatory plan.

^ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: June 9, 2021	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)