Form 10-Q
period 2021-07-31
UiPath, Inc.
filed 2021-09-08
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-40348
___________________________________________
UiPath, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________

Delaware	47-4333187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
90 Park Ave, 20th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 432-0455
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	PATH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 3, 2021, the registrant had 431,082,559 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about UiPath, Inc. and its consolidated subsidiaries (“UiPath,” the “Company,” “we,” “us,” or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our annualized renewal run-rate, or ARR, revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase the number of users who access our platform and the number of automations built on our platform by our existing customers;
•our ability to effectively manage our growth and achieve or maintain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to maintain and enhance our brand;
•our growth strategies, including any further expansion into the top 25 countries as measured by gross domestic product;
•the estimated addressable market opportunity for our platform and automation generally;
•our reliance on key personnel and our ability to attract and retain highly-qualified personnel;
•our ability to obtain, maintain, protect, and enforce our intellectual property rights and any costs associated therewith;
•the effect of global events, such as the COVID-19 pandemic or other public health crises, on our business, industry, and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.
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
In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,826,424	$357,690
Restricted cash, current	—	7,000
Marketable securities	70,140	102,828
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $2,879, respectively	138,945	172,286
Contract assets, current	53,555	34,221
Deferred contract acquisition costs, current	18,142	10,653
Prepaid expenses and other current assets	51,886	49,752
Total current assets	2,159,092	734,430
Restricted cash, non-current	—	6,500
Contract assets, non-current	2,537	2,085
Deferred contract acquisition costs, non-current	58,289	32,553
Property and equipment, net	14,728	14,822
Operating lease right-of-use assets	16,302	17,260
Intangible assets, net	18,866	10,191
Goodwill	55,193	28,059
Deferred tax asset, non-current	7,927	8,118
Other assets, non-current	14,947	12,443
Total assets	$2,347,881	$866,461
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,874	$6,682
Accrued expenses and other current liabilities	60,558	36,660
Accrued compensation and employee benefits	75,628	110,736
Deferred revenues, current	235,484	211,078
Total current liabilities	374,544	365,156
Deferred revenues, non-current	54,465	61,325
Operating lease liabilities, non-current	12,328	14,152
Other liabilities, non-current	7,591	7,564
Total liabilities	448,928	448,197
Commitments and contingencies (Note 11)
Convertible preferred stock, $0.00001 par value per share, 0 and 297,973 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 and 294,257 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	—	1,221,968
Stockholders' equity (deficit)
Preferred stock, $0.00001 par value per share, 20,000 and 0 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 and 581,000 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 430,793 and 75,177 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	4	1
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of July 31, 2021 and January 31, 2021; 82,453 and 110,653 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	3,213,595	179,175
Accumulated other comprehensive loss	(4,598)	(12,521)
Accumulated deficit	(1,310,049)	(970,360)
Total stockholders’ equity (deficit)	1,898,953	(803,704)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,347,881	$866,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Licenses	$95,547	$79,513	$195,763	$143,272
Maintenance and support	90,319	51,932	167,961	95,128
Services and other	9,655	7,931	18,014	14,079
Total revenue	195,521	139,376	381,738	252,479
Cost of revenue:
Licenses	2,434	1,636	4,888	3,053
Maintenance and support	12,238	5,501	26,417	11,044
Services and other	20,922	7,561	53,299	14,239
Total cost of revenue	35,594	14,698	84,604	28,336
Gross profit	159,927	124,678	297,134	224,143
Operating expenses:
Sales and marketing	144,268	90,331	350,019	181,262
Research and development	57,646	26,541	150,686	53,270
General and administrative	55,834	24,834	130,249	51,510
Total operating expenses	257,748	141,706	630,954	286,042
Operating loss	(97,821)	(17,028)	(333,820)	(61,899)
Interest income	766	77	1,707	607
Other (expense) income, net	(1,225)	24,010	(4,443)	16,173
(Loss) income before income taxes	(98,280)	7,059	(336,556)	(45,119)
Provision for income taxes	1,746	2,072	3,133	2,734
Net (loss) income	$(100,026)	$4,987	$(339,689)	$(47,853)
Undistributed earnings attributable to participating securities	—	4,987	—	—
Net loss attributable to common stockholders, basic and diluted	$(100,026)	$—	$(339,689)	$(47,853)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$—	$(0.91)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	526,512	162,914	373,488	160,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net (loss) income	$(100,026)	$4,987	$(339,689)	$(47,853)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale marketable securities, net	36	—	9	—
Foreign currency translation adjustments	3,660	(23,942)	7,914	(15,629)
Other comprehensive income (loss), net	3,696	(23,942)	7,923	(15,629)
Comprehensive loss	$(96,330)	$(18,955)	$(331,766)	$(63,482)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital Amount	Accumulated Other Comprehensive Income (Loss) Amount	Accumulated Deficit Amount	Total Stockholders’ (Deficit) Equity Amount
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation expense	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541
Shares issued as consideration for business acquisition	—	—	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	—	—	2,993	—	—	—	3,537	—	—	3,537
Vesting of early exercised stock options	—	—	—	—	—	—	615	—	—	615
Issuance of common stock upon settlement of restricted stock units	—	—	2,492	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(18)	—	—	—	(1,175)	—	—	(1,175)
Stock-based compensation expense	—	—	—	—	—	—	92,744	—	—	92,744
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	—	—	(100,026)	(100,026)
Balance as of July 31, 2021	—	$—	430,793	$4	82,453	$1	$3,213,595	$(4,598)	$(1,310,049)	$1,898,953

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital Amount	Accumulated Other Comprehensive Income (Loss) Amount	Accumulated Deficit Amount	Total Stockholders Deficit Amount
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	282,108	$996,389	41,883	$—	115,741	$1	$72,229	$6,226	$(877,967)	$(799,511)
Issuance of common stock upon exercise of stock options	—	—	2,166	—	—	—	536	—	—	536
Compensation expense related to secondary transactions	—	—	—	—	—	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	8,166	—	—	8,166
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,313	—	8,313
Net loss	—	—	—	—	—	—	—	—	(52,840)	(52,840)
Balance as of April 30, 2020	282,108	$996,389	44,049	$—	115,741	$1	$80,966	$14,539	$(930,807)	$(835,301)
Issuance of convertible preferred stock, net of issuance costs	12,149	225,579	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,600	1	—	—	2,183	—	—	2,184
Stock-based compensation expense	—	—	—	—	—	—	8,829	—	—	8,829
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(23,942)	—	(23,942)
Net income	—	—	—	—	—	—	—	—	4,987	4,987
Balance as of July 31, 2020	294,257	$1,221,968	51,649	$1	115,741	$1	$91,978	$(9,403)	$(925,820)	$(843,243)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(339,689)	$(47,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,966	6,264
Amortization of deferred contract acquisition costs	10,971	18,991
Amortization of deferred loan cost	133	—
Net amortization of premium on marketable securities	867	—
Stock-based compensation expense	343,448	17,030
Amortization of operating lease right-of-use assets	3,580	3,708
(Benefit from) provision for bad debt	(659)	247
Deferred income taxes	(134)	(10)
Changes in operating assets and liabilities:
Accounts receivable	32,961	(17,740)
Contract assets	(20,355)	(13,955)
Deferred contract acquisition costs	(44,946)	(18,516)
Prepaid expenses and other assets	(4,340)	2,326
Accounts payable	(3,663)	1,414
Accrued expense and other liabilities	8,484	4,127
Accrued compensation and employee benefits	(32,686)	7,192
Operating lease liabilities, net	(3,698)	(4,097)
Deferred revenue	19,237	44,934
Net cash (used in) provided by operating activities	(23,523)	4,062
Cash flows from investing activities
Purchases of marketable securities	(94,157)	—
Sales of marketable securities	89,383	—
Maturities of marketable securities	36,605	—
Purchases of property and equipment	(3,641)	(587)
Capitalization of software development costs	(771)	—
Payment related to business acquisition, net of cash acquired	(5,498)	(1,000)
Net cash provided by (used in) investing activities	21,921	(1,587)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	692,369	—
Payments of initial public offering costs	(3,734)	—
Proceeds from issuance of convertible preferred stock	750,000	225,903
Payments of issuance costs for convertible preferred stock	(164)	(324)
Proceeds from exercise of stock options	6,651	2,719
Payments of tax withholdings on net settlement of equity awards	(9,554)	—
Net receipts of tax withholdings on sell-to-cover equity award transactions	9,483	—
Proceeds from employee stock purchase plan contributions	6,902	—
Proceeds from credit facility	—	78,587
Repayments of credit facility	—	(78,587)
Net cash provided by financing activities	1,451,953	228,298
Effect of exchange rate changes	4,883	(14,067)
Net increase in cash, cash equivalents and restricted cash	1,455,234	216,706
Cash, cash equivalents and restricted cash - beginning of period	371,190	234,131
Cash, cash equivalents and restricted cash - end of period	$1,826,424	$450,837
Supplemental disclosure of cash flow information
Cash paid for interest	$313	$1,247
Cash paid for income taxes	4,035	1,697
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$2,282	$—
Value of shares issued in payment of business acquisition	30,467	—
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	2,261	—
Tax withholdings on net settlement of restricted stock units, accrued and unpaid	996	—
Deferred payments related to business acquisitions	—	18,984
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
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings (the “RPA Software”), including:
•UiPath Studio (“Studio”) – Studio is an easy to use, drag-and-drop development platform designed for RPA developers looking to build complex process automations with built-in governance capabilities. Studio features robust debugging tools, application programming interface (“API”) automation, wizards to automate desktop or web applications, the ability to leverage custom code, and a simple way to integrate machine learning models into production workflows.
•UiPath Robots (“Robots”) – Robots emulate human behavior to execute the processes built in Studio. Robots can work unattended (without human supervision in any environment, virtual or not) or attended (with a human triggering the process).
•UiPath Orchestrator (“Orchestrator”) – Orchestrator tracks and logs Robot activity, along with what people do in tandem, to maintain strict compliance and governance through dashboards and visualization tools. Orchestrator enables seamless integration with our marketplace, which is UiPath’s database of vetted, pre-built, and reusable automation activities and components, software, and third-party products, giving users the opportunity to leverage our global RPA community and deploy automations across cloud, on-premises, and hybrid environments.
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
As of January 31, 2021, $1.5 million of deferred offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized within other assets, non-current in the condensed consolidated balance sheets. Upon the consummation of the IPO, $4.5 million of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. Deferred offering costs were paid in full as of July 31, 2021.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Final Prospectus. There have been no significant changes to these policies during the six months ended July 31, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting, and include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest or are the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.
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
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other (expense) income, net in the condensed consolidated statements of operations. For the three months ended July 31, 2021 and 2020, we recognized transaction losses of $2.3 million and transaction gains of $24.3 million, respectively. For the six months ended July 31, 2021 and 2020, we recognized transaction losses of $5.2 million and transaction gains of $17.0 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
As of July 31, 2021 and January 31, 2021, derivative financial instruments with a fair value totaling $0.1 million and $(0.6) million, respectively, were recorded in prepaid expenses and other current assets, and accrued expenses and other current liabilities within the condensed consolidated balance sheets, respectively. We record changes in the fair value of these derivatives as a component of other (expense) income net, in the condensed consolidated statements of operations. The notional amount of foreign currency forward contracts outstanding was $123.0 million and $138.6 million as of July 31, 2021 and January 31, 2021, respectively. The net gain associated with foreign currency forward contracts was $1.4 million and $2.0 million for the three and six months ended July 31, 2021. We did not have foreign currency forward contracts during the three and six months ended July 31, 2020.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2021 and January 31, 2021, 99% and 92%, respectively, of our cash, cash equivalents, and restricted cash were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.
Significant customers are those which represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2021 and 2020, no single customer accounted for 10% or more of our total revenue. As of July 31, 2021, one customer accounted for 13% of our accounts receivable. As of January 31, 2021, no single customer accounted for 10% or more of our accounts receivable.
Revenue Recognition
We derive our revenue from the sale of licenses for use of our proprietary software, maintenance and support for licenses, right to access certain software products that we host (i.e., software as a service (“SaaS”)), and professional services. In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve the core principle of ASC 606, we apply the following five steps:
1.Identification of the contract, or contracts, with the customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of the revenue when, or as, a performance obligation is satisfied.
Our significant performance obligations and our application of ASC 606 to each of those performance obligations are discussed in further detail below.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Licenses
We primarily sell term licenses, including through hybrid offerings (comprised of a term license, maintenance and support, and SaaS), which provide customers the right to use software for a specified period of time, and perpetual licenses, which provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided.
Maintenance and Support
We generate maintenance and support revenue through the provision of technical support services and the provision of unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support represents a stand-ready obligation for which revenue is recognized ratably over the term of the arrangement. For maintenance and support services, we generally invoice when the associated license(s) are provided and upon renewals. Maintenance and support also includes revenue from the SaaS component of our hybrid offerings and revenue from our SaaS products, as such revenue constituted an immaterial portion of total revenue for the three and six months ended July 31, 2021 and 2020. The SaaS component of our hybrid offerings and our SaaS products are stand-ready obligations to provide access to our products, and the related revenue is recognized on a ratable basis over the contractual period of the arrangement, as control of the services is transferred to the customer.
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
Contracts with Multiple Performance Obligations
Most contracts with customers contain multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. When possible, we determine our SSP by reference to observable prices of our products and services in standalone sales. When we do not have such observable prices, we maximize the use of observable inputs when estimating the SSP; such observable inputs include historical contract pricing and industry pricing data available to the public. Our SSP reflects the amount we would charge for each performance obligation if it were sold separately in a standalone sale to similar customers in similar circumstances.
Other Policies and Judgments
Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, we receive payment from a customer either before or after the performance obligation has been satisfied; however, our contracts do not contain a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. We apply the practical expedient in ASC 606 and do not evaluate payment terms of one year or less for the existence of a significant financing component. Revenue is recorded net of sales tax. We generally do not offer a right of refund in our contracts.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
During fiscal year 2021, sales commissions for renewals of subscription contracts were commensurate with the sales commissions paid for the acquisition of the initial subscription contract. Sales commissions paid upon the initial acquisition of a contract were therefore amortized over the contract term, while sales commissions paid related to renewal contracts were amortized over the renewal term. When the amortization period would have been one year or less, we applied the practical expedient in ASC 340-40, Other Assets, Deferred Costs, which allows for expensing of these costs as incurred.
At the end of fiscal year 2021, we approved a new sales incentive plan for fiscal year 2022 under which sales commissions for renewals of subscription contracts are not commensurate with the commissions paid on initial contracts. Under the new sales incentive plan, we defer incremental commissions related to initial contracts and amortize such costs over the expected period of benefit, which we determined to be five years. Renewal commissions are amortized over the renewal period except when such period is one year or less and the practical expedient applies.
Amortization is recognized consistently with the pattern of revenue recognition of the respective performance obligation to which the contract costs relate. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the three and six months ended July 31, 2021 and 2020.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third party software resales, and amortization of acquired developed technology.
Maintenance and Support
Cost of maintenance and support revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of maintenance and support revenue also includes third-party consulting services, hosting costs related to our hybrid and cloud-based products, amortization of acquired developed technology and capitalized software development costs related to cloud products, and allocated overhead. Overhead is allocated to cost of maintenance and support revenue based on applicable headcount. We recognize these expenses as they are incurred.

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
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model. The fair value of employee stock purchase plan shares is estimated at the beginning of the relevant offering period using the Black-Scholes pricing model. The fair value of each restricted stock unit (“RSU”) and restricted stock award (“RSA”) is estimated based on the fair value of the Company’s Class A common stock on the grant date.
Prior to the IPO, the Company determined the fair value of its Class A common stock for financial reporting purposes as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant.
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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has determined that it has one operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Internal-Use Software
We capitalize costs incurred to implement cloud software and develop internal-use software pursuant to ASC 350-40, Internal Use Software. ASC 350-40 prescribes capitalization of costs incurred to develop internal-use software during the application development stage, costs incurred to develop or obtain software that allows for access to or conversion of old data by new systems, and costs incurred in connection with upgrades and enhancements to internal-use software if it is probable that such expenditures will result in additional functionality.
Costs incurred to implement a cloud computing arrangement that is a service contract are capitalized in our condensed consolidated financial statements in the same manner as other service costs and assets related to service contracts. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized implementation costs are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. Capitalized software implementation costs were $2.6 million and $2.6 million as of July 31, 2021 and January 31, 2021, respectively, and are recorded in other assets, non-current on our condensed consolidated balance sheets. Related amortization expense for the three months ended July 31, 2021 and 2020 was $0.2 million and $0.1 million,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
respectively. Related amortization expense for the six months ended July 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively.
Costs incurred to develop cloud offerings are capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of maintenance and support revenue on the condensed consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our cloud-based products. These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets and were $7.1 million and $4.4 million as of July 31, 2021 and January 31, 2021, respectively. Related amortization expense was $0.3 million and $0.1 million for the three months ended July 31, 2021 and 2020, respectively. Related amortization expense for the six months ended July 31, 2021 and 2020 was $0.5 million and $0.1 million, respectively.
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires all costs incurred to establish technological feasibility to be expensed as they are incurred. Technological feasibility is established when the working model is complete. Costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the software’s estimated useful life of five years, and are included in cost of licenses revenue in the condensed consolidated statements of operations. Management evaluates the remaining useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized software development costs were $3.2 million and $2.9 million as of July 31, 2021 and January 31, 2021, respectively. Related amortization expense was $0.2 million and $0.2 million for the three months ended July 31, 2021 and 2020, respectively. Related amortization expense for the six months ended July 31, 2021 and 2020 was $0.3 million and $0.3 million, respectively.
Recently Adopted Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU No. 2020-06 simplifies accounting for convertible instruments by removing certain separation models required under current U.S. GAAP. ASU No. 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. We early adopted ASU No. 2020-06 on a retrospective basis on February 1, 2021, and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for us beginning February 1, 2022, and for interim periods in fiscal

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
years beginning February 1, 2023. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions, and reasonable and supportable forecasts. For trade receivables, contract assets, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. ASU No. 2016-13 will be effective for us beginning February 1, 2023. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
3. Revenue Recognition
Disaggregation of Revenue
The following tables present revenue by region, according to the location of those customers from which the revenue was generated (in thousands except percentages):

	Three Months Ended July 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$89,266	46%	$61,541	44%
Europe, Middle East, and Africa	60,405	31%	39,483	28%
Asia-Pacific (2)	45,850	23%	38,352	28%
Total revenue	$195,521	100%	$139,376	100%
(1)Revenue from the United States represented 42% and 41% of our total revenues for the three months ended July 31, 2021 and 2020, respectively.
(2)Revenue from Japan represented 12% and 15% of our total revenues for the three months ended July 31, 2021 and 2020, respectively.

	Six Months Ended July 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$173,892	46%	$102,894	41%
Europe, Middle East, and Africa	110,489	29%	76,163	30%
Asia-Pacific (2)	97,357	25%	73,422	29%
Total revenue	$381,738	100%	$252,479	100%
(1)Revenue from the United States represented 41% and 37% of our total revenues for the six months ended July 31, 2021 and 2020, respectively.
(2)Revenue from Japan represented 14% and 17% of our total revenues for the six months ended July 31, 2021 and 2020, respectively.
Deferred Revenue
During the six months ended July 31, 2021 and 2020, we recognized $137.8 million and $82.0 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, maintenance and support, and services and other revenue not yet delivered. As of July 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $519.9 million, which consists of $289.9 million of billed consideration and $230.0 million of unbilled consideration. Of this aggregate amount, we expect to recognize 62% as revenue over the next 12 months, and the remainder thereafter.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $6.1 million and $11.0 million for the three months ended July 31, 2021 and 2020, respectively, and $11.0 million and $19.0 million for the six months ended July 31, 2021 and 2020, respectively.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,738	$—	$—	$23,738
Corporate bonds	46,410	—	(8)	46,402
Total marketable securities	$70,148	$—	$(8)	$70,140

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,171	$—	$—	$23,171
Corporate bonds	79,674	7	(24)	79,657
Total marketable securities	$102,845	$7	$(24)	$102,828
As of July 31, 2021 and January 31, 2021, the contractual maturities of our marketable securities were all less than one year. To determine whether a decline in value is other-than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of July 31, 2021 and January 31, 2021 are temporary in nature.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 and January 31, 2021 (in thousands):

	As of July 31, 2021
	Level 1	Level 2	Total
Financial assets:
Money market	$1,151,748	$—	$1,151,748
Total cash equivalents	1,151,748	—	1,151,748
Commercial paper	—	23,738	23,738
Corporate bonds	—	46,402	46,402
Total marketable securities	—	70,140	70,140
Foreign currency derivative	—	62	62
Total	$1,151,748	$70,202	$1,221,950

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2021
	Level 1	Level 2	Total
Financial assets:
Money market	$198,523	$—	$198,523
Commercial paper	—	19,999	19,999
Corporate bonds	—	1,477	1,477
Total cash equivalents	198,523	21,476	219,999
Commercial paper	—	23,171	23,171
Corporate bonds	—	79,657	79,657
Total marketable securities	—	102,828	102,828
Total	$198,523	$124,304	$322,827
Financial liabilities:
Foreign currency derivative	$—	$571	$571
Total	$—	$571	$571
Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. Our derivative financial instruments consist principally of foreign currency forward contracts and are carried at fair value based on significant observable inputs. As such, they are classified within Level 2 of the fair value hierarchy. None of our financial instruments were classified in the Level 3 category as of July 31, 2021 or January 31, 2021.
6. Business Acquisition
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
The total purchase consideration for the acquisition of Cloud Elements was $36.1 million, which consisted of the following (in thousands):

Amount
Cash	$5,660
Fair value of common stock	30,467
Total	$36,127
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 19, 2021
Cash	$162
Accounts receivable	743
Other assets	1,996
Intangible assets	11,200
Goodwill	27,686
Total assets acquired	41,787
Total liabilities assumed	(5,660)
Total	$36,127

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$6,600	5.0
Customer relationships	4,500	3.0
Trade name	100	3.0
Total	$11,200
The acquisition of Cloud Elements generated $27.7 million in goodwill due to the synergies expected and the skilled workforce acquired. None of this goodwill is deductible for tax purposes.
The Company incurred transaction costs in connection with the Cloud Elements acquisition of $1.1 million. Of these transaction costs, $0.9 million was included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended July 31, 2021, and the remainder was recognized previously.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Developed technology	$19,388	$(4,992)	$14,396	3.8
Customer relationships	5,042	(690)	4,352	2.7
Trade names and trademarks	171	(53)	118	2.3
Total	$24,601	$(5,735)	$18,866
Acquired intangible assets, net consisted of the following as of January 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Developed technology	$13,083	$(3,350)	$9,733	3.7
Customer relationships	527	(111)	416	3.8
Trade names and trademarks	66	(24)	42	1.8
Total	$13,676	$(3,485)	$10,191
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of maintenance and support revenue, trade names and trademarks in sales and marketing expense, and customer relationships in sales and marketing expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended July 31, 2021 and 2020 was $1.4 million and $0.6 million, respectively. Amortization of acquired intangible assets for the six months ended July 31, 2021 and 2020 was $2.3 million and $1.3 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The expected future amortization expenses related to intangible assets as of July 31, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$2,772
Year ending January 31,
2023	5,537
2024	5,520
2025	3,498
2026	1,320
Thereafter	219
Total	$18,866
Goodwill
The changes in the carrying amounts of goodwill during the period were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2021	$28,059
Acquisition of Cloud Elements	27,686
Effect of foreign currency translation	(552)
Balance as of July 31, 2021	$55,193
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to eight years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease cost	$1,846	$1,829	$3,580	$3,708
Short-term lease cost	931	2,815	1,856	6,144
Variable lease cost	149	134	274	559
Total	$2,926	$4,778	$5,710	$10,411
Weighted-average lease term and discount rate related to our operating lease right-of-use assets and lease liabilities were as follows:

	As of
	July 31, 2021	January 31, 2021
Weighted-average remaining lease term (years)	3.6	3.8
Weighted-average discount rate	8%	8%

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$3,840
Year ending January 31,
2023	7,699
2024	5,237
2025	1,959
2026	760
Thereafter	2,000
Total operating lease payments	21,495
Less: imputed interest	(2,644)
Total operating lease liabilities	$18,851
Supplemental cash flow information related to leases for the three and six months ended July 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1,897	$2,665	$3,851	$4,639

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$880	$—	$1,590	$76
Current operating lease liabilities of $6.5 million and $5.9 million were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021, respectively.
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Prepaid expenses	$26,741	$21,302
Value-added taxes receivable	2,833	7,178
Other receivables	3,149	4,002
Supplier advances	19,101	17,270
Other	62	—
Prepaid expenses and other current assets	$51,886	$49,752

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Computers and equipment	$19,302	$16,408
Leasehold improvements	10,582	10,711
Furniture and fixtures	5,585	5,590
Other	242	177
Property and equipment, gross	35,711	32,886
Less: accumulated depreciation	(20,983)	(18,064)
Property and equipment, net	$14,728	$14,822
Depreciation expense for the three months ended July 31, 2021 and 2020 was $1.7 million and $2.2 million, respectively. Depreciation expense for the six months ended July 31, 2021 and 2020 was $3.5 million and $4.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Accrued expenses	$13,801	$11,955
Withholding tax from employee equity transactions	22,077	—
Payroll taxes payable	3,482	2,035
Income tax payable	3,147	4,022
Value-added taxes payable	3,884	8,945
Operating lease liabilities, current	6,523	5,924
Other	7,644	3,779
Accrued expenses and other current liabilities	$60,558	$36,660
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
As of July 31, 2021 and January 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Facility.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies
Letters of Credit
We had a total of $3.6 million and $4.1 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of July 31, 2021 and January 31, 2021, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2022.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2021 and January 31, 2021, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching contribution to the 401(k) Plan was $1.6 million and $1.1 million for the three months ended July 31, 2021 and 2020, respectively, and $4.7 million and $3.0 million for the six months ended July 31, 2021 and 2020, respectively.
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
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Commitments
Certain executives’ employment agreements contain provisions providing for severance upon termination.
Due to the growth in the fair value of our common stock combined with the timing between when certain employees began employment with us and the date that their stock options were granted, the actual exercise price of the grants made to certain employees was higher than the price in effect at the time of their hire. In order to compensate the individuals for the increased exercise price, we have granted long-term incentive awards consisting of cash payments equal to the difference between the exercise price in effect at the hire date of these employees and the actual granted exercise price multiplied by the number of shares of common stock subject to the stock

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
options granted. We have recorded $1.3 million and $0.9 million within accrued expenses and other current liabilities on the condensed consolidated balance sheets and have additional unrecorded commitments to these employees of $2.5 million and $3.4 million as of July 31, 2021 and January 31, 2021, respectively.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties mainly for hosting services and software products and services. As of July 31, 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$4,744
Year ending January 31,
2023	11,889
2024	8,272
2025	1,204
2026	2
Thereafter	—
Total	$26,111
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss)
For the six months ended July 31, 2021 and 2020, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income, net of tax	7,914	9	7,923
Balance as of July 31, 2021	$(4,590)	$(8)	$(4,598)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2020	$6,226	$—	$6,226
Other comprehensive (loss), net of tax	(15,629)	—	(15,629)
Balance as of July 31, 2020	$(9,403)	$—	$(9,403)
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
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP authorizes the issuance of 10.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. The initial offering period began on April 21, 2021, and the first purchase date will fall on December 20, 2021, on which date participants will purchase shares at the lesser of (1) 85% of the fair market value our Class A common stock on April

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
21, 2021, and (2) 85% of the fair market value of our Class A common stock on December 20, 2021. As of July 31, 2021, total unrecognized compensation expense related to the 2021 ESPP was approximately $5.5 million, which is to be recognized over a weighted-average remaining period of 0.4 years.
Stock Options
The following table summarizes the option activity under our stock plans during the reporting period:

	Number of Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	23,013	$1.58	7.9	$1,207,831
Granted	671	$0.10
Exercised	(4,874)	$1.21
Forfeited	(402)	$1.68
Expired	(5)	$2.40
Outstanding as of July 31, 2021	18,403	$1.63	7.6	$1,121,390

Vested and exercisable as of July 31, 2021	8,784	$1.17	6.9	$539,236
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2021 and 2020 was $66.10 and $5.35 per share, respectively. The intrinsic value of stock options exercised during the six months ended July 31, 2021 and 2020 was $310.3 million and $45.2 million, respectively.
During the six months ended July 31, 2021 and 2020, our compensation committee approved modifications to certain stock options, including acceleration of the service-based vesting condition of certain employee stock options upon termination and extension of the exercise period of certain outstanding employee stock options. Incremental expense associated with these modifications was $0.4 million and $2.3 million for the six months ended July 31, 2021 and 2020, respectively.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2021, was $120.9 million, which is to be recognized over a weighted-average remaining period of 2.9 years.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of July 31, 2021, there were outstanding 1.3 million shares underlying unvested stock options that had been early exercised. The cash proceeds associated with these early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts totaled $3.6 million and $5.9 million as of July 31, 2021 and January 31, 2021, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSU activity during the six months ended July 31, 2021 consisted of the following:

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	34,753	$10.80
Granted	6,588	$63.32
Vested (1)	(20,595)	$7.31
Forfeited	(705)	$15.38
Unvested as of July 31, 2021	20,041	$31.62
(1)Class A common stock has not been issued in connection with 17,715 vested RSUs because such RSUs were unsettled as of July 31, 2021.
The vesting date fair value of RSUs that vested during the six months ended July 31, 2021 and 2020 was $1,186.5 million and none, respectively.
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
During the six months ended July 31, 2021, our compensation committee approved modifications to allow accelerated vesting of approximately 0.2 million RSUs, resulting in the recognition of $10.9 million of incremental expense. In addition, during the six months ended July 31, 2021, our compensation committee approved adjustments to the vesting schedules of our unvested RSUs which standardize their future vesting schedules by shifting each vesting date to the first day of the calendar quarter in which that vesting date was originally scheduled to occur. These adjustments caused a slight reduction in service periods for the affected tranches and resulted in $2.2 million of expense acceleration for the six months ended July 31, 2021.
As of July 31, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $469.5 million and will be recognized over a weighted-average remaining period of 2.8 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of July 31, 2021, total unrecognized compensation expense related to unvested RSAs was $3.1 million and will be recognized over the remaining vesting period of 3.1 years.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock-based Compensation Expense
We classified stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31, 2021
	2021	2020	2021	2020
Cost of revenue	$5,561	$640	$30,706	$1,023
Sales and marketing	41,006	3,775	160,299	5,628
Research and development	23,978	2,811	89,594	4,627
General and administrative	22,068	1,603	62,849	5,752
Total	$92,613	$8,829	$343,448	$17,030
The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $0.1 million and $2.3 million for the three and six months ended July 31, 2021, respectively. There was no capitalized stock-based compensation relating to software development costs for the three and six months ended July 31, 2020.
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
We had a provision for income taxes of $1.7 million and $2.1 million for the three months ended July 31, 2021 and 2020, respectively. Our effective tax rate was (1.8%) and 29.4% for the three months ended July 31, 2021 and 2020, respectively. For the three months ended July 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
We had a provision for income taxes of $3.1 million and $2.7 million for the six months ended July 31, 2021 and 2020, respectively. Our effective tax rate was (0.9%) and (6.1)% for the six months ended July 31, 2021 and 2020, respectively. For the six months ended July 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended July 31, 2021, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S. and Romania may not be realized. Accordingly, we recorded a full valuation allowance against the U.S. and Romania DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of July 31, 2021, there is no valuation allowance recorded against DTAs associated with Japan, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of July 31, 2021, we had gross unrecognized tax benefits totaling $0.6 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.1 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of the Company and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and the Company believes that is has provided adequate reserves for its income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Net (Loss) Income Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income	$(84,362)	$(15,664)	$1,444	$3,543
Less: net income attributable to participating securities	—	—	1,444	3,543
Net loss attributable to common stockholders, basic and diluted	$(84,362)	$(15,664)	$—	$—

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	444,059	82,453	47,172	115,742
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.19)	$—	$—

	Six Months Ended July 31, 2021
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(253,645)	$(86,044)	$(13,448)	$(34,405)
Less: net income attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(253,645)	$(86,044)	$(13,448)	$(34,405)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	278,882	94,606	45,238	115,742
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(0.91)	$(0.30)	$(0.30)

Anti-dilutive common stock equivalents excluded from the computation of diluted net (loss) income per share attributable to common stockholders are as follows (in thousands):

	Three Months Ended July 31,
	2021		2020
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	285,145	—
Unvested RSUs	19,445	—	30,675	—
Outstanding stock options	19,560	—	43,039	—
Shares subject to repurchase from RSAs and early exercised stock options	1,663	—	566	—
Shares issuable under 2021 ESPP	379	—	—	—
Total weighted-average anti-dilutive common stock equivalents	41,047	—	359,425	—

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended July 31, 2021
	2021		2020
	Class A	Class B	Class A	Class B
Convertible preferred stock	137,074	—	283,643	—
Unvested RSUs	27,675	—	28,673	—
Outstanding stock options	20,860	—	44,539	—
Shares subject to repurchase from RSAs and early exercised stock options	1,967	—	428	—
Shares issuable under 2021 ESPP	193	—	—	—
Total weighted-average anti-dilutive common stock equivalents	187,769	—	357,283	—
16. Related Party Transactions
In March 2021, we granted an immediate family member of our Chief Executive Officer, Co-Founder, and Chairman options to purchase 7 thousand shares of Class A common stock at an exercise price of $0.10 per share, with an aggregate estimated fair value of $0.4 million.
17. Subsequent Events
On August 23, 2021, the compensation committee of our board of directors granted approximately 0.4 million RSUs and stock options to certain executives and employees. These equity awards have an approximate aggregate fair value of $26.2 million and vest over a weighted-average period of 3.8 years from the grant date.

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
We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services such as training and implementation services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers, as well as a global strategic sales team focused on the largest global customers. As of July 31, 2021, we had more than 9,100 customers.
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
A crucial component of our go-to-market strategy is our partner and channel ecosystem, which extends our local and global reach and helps to ensure that customers are able to rapidly build, deploy, and scale automations on our platform. Our business partners include more than 4,700 global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies. In addition, we have aggressively built strong technology partnerships and alliances to enable a large number of connectors and other technical capabilities necessary to meet the breadth of our customer needs.
We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $726.5 million and $453.5 million at July 31, 2021 and 2020, respectively, representing a growth rate of 60%. We generated revenue of $195.5 million and $139.4 million, representing a growth rate of 40%, and incurred a net loss of $100.0 million and net income of $5.0 million in the three months ended July 31, 2021 and 2020, respectively. We generated revenue of $381.7 million and $252.5 million, representing a growth rate of 51%, and incurred a net loss of $339.7 million and $47.9 million in the six months ended July 31, 2021 and 2020, respectively. Our operating cash flows were $(23.5) million and $4.1 million for the six months ended July 31, 2021 and 2020, respectively.
Impact from COVID-19
When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. Although we have recently selectively reopened certain of our offices and have begun permitting some travel and in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to remote work. Our operational rigor, digital infrastructure, and global footprint have enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. Global demand for automation has continued to accelerate as automation becomes ever more critical for business execution and performance in a remote working environment, and we have continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Metric
We monitor the following key performance metric to help us measure and evaluate the effectiveness of our operations:

	As of July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Annualized renewal run-rate (ARR)	$726,467	$453,467	$273,000	60%

ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At July 31, 2021 and 2020, our ARR was $726.5 million and $453.5 million, respectively, representing a growth rate of 60%. Approximately 30% of this growth rate was due to new customers and approximately 70% was due to existing customers. Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to calculate our ARR. Our invoiced amounts are not matched to the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point-in-time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. In addition, investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included elsewhere in this Quarterly Report on Form 10-Q.
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
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. As of July 31, 2021 and 2020, we had over 9,100 customers and approximately 7,000 customers, respectively. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a short time to value. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform products; and
•expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.
Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact and gain confidence working with robots. Evidence of the power of our land-and-expand model is our customers that exceed significant ARR thresholds. For example, as of July 31, 2021, we had 1,247 customers with ARR of $100 thousand or more and 118 customers with ARR of $1 million or more, which accounted for approximately 75% and 35% of our revenue, respectively, for the period then ended. As of July 31, 2020, we had 785 customers with ARR of $100 thousand or more and 59 customers with ARR of $1 million or more, which accounted for approximately 75% and 30% of our revenue, respectively, for the period then ended.
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
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of more than 4,700 systems integrators, value-added resellers, business consultants, technology partners and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, CGI Inc., Cognizant Technology Solutions Corporation, Deloitte, EY, International Business Machines Corporation, and PwC. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In 2020, we launched the UiPath Services Network, or USN, program to recognize an elite network of partners accredited with advanced delivery skills, and over 50 partners have earned USN certification. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform.

We have made and will continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations include the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In June 2021, we announced new integrations with Smartsheet, which enable users to automate the management of workflows in Smartsheet projects, reports, and sheets.
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
Components of Results of Operations
Revenue
We derive revenue from the sale of software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain software products we host (i.e., SaaS), and other services, including professional services. We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. Customers can license our software and deploy our platform on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant, SaaS version of certain products, which enables our customers to begin automating without the need to provision infrastructure, install applications or perform additional configurations. We also offer maintenance and support, training, and implementation services to our customers to facilitate their adoption of our platform.
In fiscal 2021, we began offering both hybrid and cloud (i.e., SaaS) solutions. Hybrid solutions are comprised of three performance obligations, consisting of a term license, maintenance and support, and SaaS. Revenue from license and revenue from maintenance and support are accounted for pursuant to the paragraphs below. The performance obligation under the SaaS component of the hybrid solution and SaaS products are stand-ready obligations to provide access to our products, and the associated revenue is recognized on a ratable basis over the contractual period of the arrangement beginning when or as control of the promised service is transferred to the customer. The revenue related to the SaaS component of the hybrid arrangement and the revenue related to the

SaaS products are presented as Revenue, maintenance and support in our results of operations, as such revenue constituted an immaterial portion of total revenue for the three and six months ended July 31, 2021.
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
Maintenance and Support
Cost of maintenance and support revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of maintenance and support revenue also includes third-party consulting services, hosting costs related to our hybrid and cloud-based products, amortization of acquired developed technology and capitalized software development costs related to cloud products, and allocated overhead. Overhead is allocated to cost of maintenance and support revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of maintenance and support revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal year 2021, certain operating expenses decreased, such as travel and entertainment, primarily as a result of the COVID-19 pandemic. We expect a resumption of travel and entertainment and related expenses in the second half of fiscal year 2022, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential changes to stay-at-home orders.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Together with travel and entertainment, trade show expenses also decreased in fiscal year 2021, as a result of the COVID-19 pandemic. We currently expect trade show expenses to resume in the second half of fiscal year 2022, largely in connection with our FORWARD IV user conference in October. We plan to increase our investment in sales and marketing over the foreseeable future as we continue to hire additional personnel and invest in sales and marketing programs. However, we expect that our sales and marketing expense will decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign exchange gains and losses, and gains and losses associated with foreign currency forward contracts.
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Licenses	$95,547	$79,513	$195,763	$143,272
Maintenance and support	90,319	51,932	167,961	95,128
Services and other	9,655	7,931	18,014	14,079
Total revenue	195,521	139,376	381,738	252,479
Cost of revenue:
Licenses (1)	2,434	1,636	4,888	3,053
Maintenance and support (1)(2)	12,238	5,501	26,417	11,044
Services and other (2)	20,922	7,561	53,299	14,239
Total cost of revenue	35,594	14,698	84,604	28,336
Gross profit	159,927	124,678	297,134	224,143
Operating expenses:
Sales and marketing (1)(2)	144,268	90,331	350,019	181,262
Research and development (2)	57,646	26,541	150,686	53,270
General and administrative (2)	55,834	24,834	130,249	51,510
Total operating expenses	257,748	141,706	630,954	286,042
Operating loss	(97,821)	(17,028)	(333,820)	(61,899)
Interest income	766	77	1,707	607
Other (expense) income, net	(1,225)	24,010	(4,443)	16,173
(Loss) income before income taxes	(98,280)	7,059	(336,556)	(45,119)
Provision for income taxes	1,746	2,072	3,133	2,734
Net (loss) income	$(100,026)	$4,987	$(339,689)	$(47,853)

(1) Includes amortization of acquired intangible assets as follows:
Cost of revenue	$966	$617	$1,722	$1,203
Sales and marketing	427	18	588	53
Total amortization of acquired intangible assets	$1,393	$635	$2,310	$1,256

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$5,561	$640	$30,706	$1,023
Sales and marketing	41,006	3,775	160,299	5,628
Research and development	23,978	2,811	89,594	4,627
General and administrative	22,068	1,603	62,849	5,752
Total stock-based compensation expense	$92,613	$8,829	$343,448	$17,030

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	49%	57%	51%	57%
Maintenance and support	46%	37%	44%	38%
Services and other	5%	6%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Maintenance and support	6%	4%	7%	4%
Services and other	11%	6%	14%	6%
Total cost of revenue	18%	11%	22%	11%
Gross profit	82%	89%	78%	89%
Operating expenses:
Sales and marketing	74%	64%	92%	72%
Research and development	29%	19%	39%	21%
General and administrative	29%	18%	34%	21%
Total operating expenses	132%	101%	165%	114%
Operating loss	(50)%	(12)%	(87)%	(25)%
Interest income, net	—%	—%	—%	—%
Other (expense) income, net	—%	17%	(1)%	6%
(Loss) income before taxes	(50)%	5%	(88)%	(19)%
Provision for income taxes	1%	1%	1%	1%
Net (loss) income	(51)%	4%	(89)%	(20)%
Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$95,547	$79,513	$16,034	20%
Maintenance and support	90,319	51,932	38,387	74%
Services and other	9,655	7,931	1,724	22%
Total revenue	$195,521	$139,376	$56,145	40%
Total revenue increased by $56.1 million, or 40%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to an increase in maintenance and support revenue of $38.4 million and an increase in licenses revenue of $16.0 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 40% was attributable to new customers and the remainder to existing customers. Maintenance and support revenue is recognized ratably over the subscription term; therefore, the increase in maintenance and support revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$2,434	$1,636	$798	49%
Maintenance and support	12,238	5,501	6,737	122%
Services and other	20,922	7,561	13,361	177%
Total cost of revenue	$35,594	$14,698	$20,896	142%
Gross Margin	82%	89%
Total cost of revenue increased by $20.9 million, or 142%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in cost of licenses revenue was primarily due to an increase in third-party software resale costs of $0.8 million. The increase in cost of maintenance and support revenue was primarily driven by a $4.4 million increase in personnel-related expenses, which included an increase of $1.5 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for restricted stock units (RSUs), and the remainder of which was largely due to increased headcount. Cost of maintenance and support revenue was also impacted by a $1.7 million increase in hosting costs and professional services. The increase in cost of services and other revenue was primarily driven by an increase of $9.3 million in personnel-related expenses, which included an increase of $3.4 million in stock-based compensation expense, mostly as a result of the satisfaction of IPO-related performance conditions in the first quarter of fiscal 2022, and the rest of which was largely due to increased headcount. Cost of services and other revenue was also impacted by a $4.0 million increase in third-party consulting fees.
Our gross margin decreased to 82% for the three months ended July 31, 2021 compared to 89% for the three months ended July 31, 2020, primarily as a result of higher personnel-related expenses driven by both increased headcount and higher stock-based compensation expense recognized as a result of the satisfaction of IPO-related performance conditions in the first quarter of fiscal 2022
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Sales and marketing	$144,268	$90,331	$53,937	60%
Percentage of revenue	74%	64%
Sales and marketing expense increased by $53.9 million, or 60%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This increase was primarily attributable to an increase of $58.7 million in personnel-related expenses, which included an increase of $37.2 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount. Sales and marketing expense was also impacted by an aggregate increase of $7.4 million in brand marketing, recruiting, travel, and software services expenses. These increases were partially offset by a decrease of $11.8 million in sales commissions expense due to the accounting impact of our fiscal year 2022 sales incentive plan, and a decrease of $1.1 million in rent expenses due to the reduction of our global office footprint as a result of the COVID-19 pandemic.
Research and Development

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Research and development	$57,646	$26,541	$31,105	117%
Percentage of revenue	29%	19%
Research and development expense increased by $31.1 million, or 117%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily attributable to an increase of $29.9 million in personnel-related expenses, which included an increase of $21.2 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, the remainder of which was largely due to increased headcount, and an increase of $1.2 million related to software, equipment, and third-party consulting expenses.
General and Administrative

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
General and administrative	$55,834	$24,834	$31,000	125%
Percentage of revenue	29%	18%
General and administrative expense increased by $31.0 million, or 125%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This increase was primarily attributable to an increase of $24.9 million in personnel-related expenses, which included an increase of $20.5 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount. General and administrative expenses were also impacted by increases of $3.1 million in insurance-related expenses, $2.1 million in third-party consulting expenses, and $1.2 million due to our charitable contributions in support of areas impacted by the COVID-19 pandemic, partially offset by a $1.6 million decrease in rent and other tax expense and a $1.1 million decrease in bad debt expense.
Interest Income

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Interest income	$766	$77	$689	895%
Percentage of revenue	—%	—%
Interest income, related to our cash deposits and investments in marketable securities, increased by $0.7 million, or 895%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 as a result of the period-over-period increase in our cash and cash equivalents and marketable securities.
Other (Expense) Income, Net

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(1,225)	$24,010	$(25,235)	(105)%
Percentage of revenue	—%	17%
Other (expense) income, net decreased by $25.2 million, or 105%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The decrease was primarily attributable to foreign exchange gains recognized in the prior period.
Provision For Income Taxes

	Three Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Provision for income taxes	$1,746	$2,072	$(326)	(16)%
Percentage of revenue	1%	1%
Provision for income taxes decreased by $0.3 million, or 16%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The decrease in tax expense is driven primarily by discrete items recognized in each period.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$195,763	$143,272	$52,491	37%
Maintenance and support	167,961	95,128	72,833	77%
Services and other	18,014	14,079	3,935	28%
Total revenue	$381,738	$252,479	$129,259	51%
Total revenue increased by $129.3 million, or 51%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to an increase in maintenance and support revenue of $72.8 million and an increase in licenses revenue of $52.5 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 30% was attributable to new customers and the remainder to existing customers. Maintenance and support revenue is recognized ratably over the subscription term; therefore, the increase in maintenance and support revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$4,888	$3,053	$1,835	60%
Maintenance and support	26,417	11,044	15,373	139%
Services and other	53,299	14,239	39,060	274%
Total cost of revenue	$84,604	$28,336	$56,268	199%
Gross Margin	78%	89%
Total cost of revenue increased by $56.3 million, or 199%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in cost of licenses revenue was primarily due to an increase in third-party software resale costs of $1.8 million, partially offset by a decrease in other expenses. The increase in cost of maintenance and support revenue was primarily driven by a $11.4 million increase in personnel-related expenses, which included an increase of $7.6 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount. Cost of maintenance and support revenue was also impacted by a $2.3 million increase in hosting costs and professional services. The increase in cost of services and other revenue was primarily driven by an increase of $32.9 million in personnel-related expenses, which included an increase of $22.0 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of performance-based vesting conditions following our IPO, and the remainder of which was largely due to increased headcount. Cost of services and other revenue was also impacted by a $6.0 million increase in third-party consulting fees.

Our gross margin decreased to 78% for the six months ended July 31, 2021 compared to 89% for the six months ended July 31, 2020, primarily as a result of the stock-based compensation expense recognized in connection with the satisfaction of performance-based vesting conditions following our IPO.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Sales and marketing	$350,019	$181,262	$168,757	93%
Percentage of revenue	92%	72%
Sales and marketing expense increased by $168.8 million, or 93%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. This increase was primarily attributable to an increase of $184.2 million in personnel-related expenses, which included an increase of $154.7 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount. Sales and marketing expense was also impacted by an aggregate increase of $11.3 million in brand marketing, third-party consulting, recruiting, and training expenses. These increases were partially offset by a decrease of $22.6 million in sales commissions expense due to the accounting impact of our fiscal year 2022 sales incentive plan, and an aggregate decrease of $5.2 million related to rent and travel expenses.
Research and Development

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Research and development	$150,686	$53,270	$97,416	183%
Percentage of revenue	39%	21%
Research and development expense increased by $97.4 million, or 183%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily attributable to an increase of $97.0 million in personnel-related expenses, which included an increase of $85.0 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount.
General and Administrative

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
General and administrative	$130,249	$51,510	$78,739	153%
Percentage of revenue	34%	21%
General and administrative expense increased by $78.7 million, or 153%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. This increase was primarily attributable to an increase of $64.3 million in personnel-related expenses, which included an increase of $57.1 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and the remainder of which was largely due to increased headcount. General and administrative expenses were also impacted by an increase of $8.5 million in third-party consulting fees, an increase of $4.4 million in training, travel-related, and recruiting expenses, an increase of $3.7 million in insurance-related expenses, and an increase of $2.6 million attributable to software and other expenses, partially offset by a $5.3 million decrease in bad debt, rent and other tax expense.

Interest Income

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Interest income	$1,707	$607	$1,100	181%
Percentage of revenue	—%	—%
Interest income, related to our cash deposits and investments in marketable securities, increased by $1.1 million, or 181%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 as a result of the period-over-period increase in our cash and cash equivalents and marketable securities.
Other (Expense) Income, Net

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(4,443)	$16,173	$(20,616)	(127)%
Percentage of revenue	(1)%	6%
Other (expense) income, net decreased by $20.6 million, or 127%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease was primarily attributable to foreign exchange gains recognized in the prior period.
Provision For Income Taxes

	Six Months Ended July 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,133	$2,734	$399	15%
Percentage of revenue	1%	1%
Provision for income taxes increased by $0.4 million or 15%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in tax expense was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,896.6 million, and we had an accumulated deficit of $1,310.0 million. During the six months ended July 31, 2021, we reported a net loss of $339.7 million, and net cash used in operations of $23.5 million.
In April 2021, we completed our IPO, which resulted in issuance of 13.0 million shares of our Class A common stock at a public offering price of $56.00 per share, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. Net proceeds were $687.9 million after deducting underwriting discounts and commissions of $35.6 million and offering expenses of $4.5 million.
In July 2020, we completed our Series E preferred stock financing with gross proceeds totaling $225.9 million. In February 2021, we completed our Series F preferred stock financing with gross proceeds totaling $750.0 million. We have also entered into the Credit Facility (as defined below) with an available borrowing capacity of $200.0 million. We believe our existing cash, cash equivalents, marketable securities, proceeds from our sales of equity securities, and borrowing capacity will be sufficient to fund anticipated cash requirements for the next twelve months.

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
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of July 31, 2021, we had no outstanding debt under the Credit Facility and were in compliance with our covenants thereunder.
Cash Flows
The following table shows a summary of our cash flows for the period presented:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(23,523)	$4,062
Net cash provided by (used in) investing activities	21,921	(1,587)
Net cash provided by financing activities	$1,451,953	$228,298
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver our licenses, and marketing expenses. To date, our operating cash flows have generally been negative and we have supplemented working capital requirements primarily through net proceeds from the sale of equity securities.
Net cash used in operating activities for the six months ended July 31, 2021 of $23.5 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including increased year-end fiscal 2021 sales commissions and bonuses paid in the first quarter of fiscal 2022. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 55% higher than during the six months ended July 31, 2020.
Net cash provided by operating activities for the six months ended July 31, 2020 of $4.1 million was driven by cash collections from our customers and foreign currency transaction gains, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams. Other cash operating expenditures included payments for professional services, software, office rent, and travel.
Investing Activities
Net cash provided by investing activities for the six months ended July 31, 2021 of $21.9 million was driven by $126.0 million in sales and maturities of marketable securities. This was partially offset by $94.2 million in purchases of marketable securities, $5.5 million in cash consideration associated with the acquisition of Cloud Elements, which is presented net of cash acquired, and $3.6 million in capital expenditures.
Net cash used in investing activities for the six months ended July 31, 2020 of $1.6 million was driven by $1.0 million in cash consideration related to a business combination, and capital expenditures of $0.6 million.
Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2021 of $1,452.0 million was primarily driven by $749.8 million in net proceeds from issuance of Series F convertible preferred stock, $692.4 million in net proceeds from our IPO after deducting underwriting expenses and commissions, net receipts of tax withholdings on sell-to-cover equity award transactions of $9.5 million, proceeds from employee stock purchase plan contributions of $6.9 million, and proceeds from the exercise of stock options of $6.7 million, partially offset by payments of tax withholdings on the net settlement of equity awards of $9.6 million and payments of costs related to our IPO of $3.7 million.
Net cash provided by financing activities for the six months ended July 31, 2020 of $228.3 million was primarily driven by $225.6 million in net proceeds from issuance of Series E convertible preferred stock and $2.7 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes to our commitments and contractual obligations during the three and six months ended July 31, 2021 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Final Prospectus.
Off-Balance Sheet Arrangements
As of and during the three and six months ended July 31, 2021, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of July 31, 2021, we had $1,826.4 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, money market funds, commercial paper and corporate bonds with maturity dates of less than 3 months at the purchase date. We also had $70.1 million of marketable securities. Marketable securities consist of corporate bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of July 31, 2021. The effect of a hypothetical 10% change in interest rates on our unaudited condensed consolidated financial statements for the three and six months ended July 31, 2021 would have been immaterial.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other (expense) income, net on our condensed consolidated financial statements. We have engaged in hedging activity to reduce our potential exposure to currency fluctuations since the fourth quarter in fiscal year 2021. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $24.9 million for the six months ended July 31, 2021. During the six months ended July 31, 2021, approximately 56% of our revenues and approximately 26% of our expenses were denominated in non-U.S. dollar currencies. For the three and six months ended July 31, 2021 we recognized net foreign currency transaction losses of $0.9 million and $3.2 million, respectively, after the impact of foreign currency forward contracts.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2021.

Changes in Internal Control Over Financial Reporting
Most of our workforce has been working from home since the onset of the COVID-19 pandemic. While our controls were not specifically designed to operate under these circumstances, during the three and six months ended July 31, 2021 no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
The following is a summary of the principal risks associated with an investment in our Class A common stock:
•Our recent rapid growth may not be indicative of our future growth. Our limited operating history and recent rapid growth also make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We may not be able to successfully manage our growth and, if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.
•Because we derive substantially all of our revenue from our automation platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition, and growth prospects.
•Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines in renewals or the purchase of additional licenses by our customers could harm our future operating results.
•If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.
•The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.
•Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
•A limited number of customers represent a substantial portion of our revenue and ARR. If we fail to retain these customers, our revenue could decline significantly.
•We rely on our channel partners to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.
•If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.
•Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, results of operations, financial condition, and growth prospects.
•Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, results of operations, financial condition, and growth prospects.

•We rely upon third-party providers of cloud-based infrastructure to host our cloud-based products. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition, and results of operations.
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
•If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
•Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
•We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
•Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
•We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting in the past, and any failure to maintain effective internal control over financial reporting could harm us.
•The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Co-Founder, and Chairman, which will limit your ability to influence the outcome of important decisions.
Risks Related to Our Business, Products, Operations, and Industry
Our recent rapid growth may not be indicative of our future growth. Our limited operating history and recent rapid growth also make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $726.5 million and $453.5 million at July 31, 2021 and 2020, respectively, representing a growth rate of 60%. We generated revenue of $195.5 million and $139.4 million, for the three months ended July 31, 2021 and 2020, respectively, representing a growth rate of 40%. We generated revenue of $381.7 million and $252.5 million, for the six months ended July 31, 2021 and 2020, respectively, representing a growth rate of 51%. You should not, however, rely on the ARR or revenue growth of any prior quarterly or annual fiscal period as an indication of our future performance. We were incorporated in June 2015, and as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Even if our ARR and revenue continue to increase, we expect that our ARR and revenue growth rates will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our business depends on a number of additional factors, including our ability to:
•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our platform;
•maintain and expand the rates at which customers purchase and renew licenses to our platform;
•provide our customers with support that meets their needs;
•continue to introduce and sell our products to new markets;
•continue to develop new products and new functionality for our platform and successfully further optimize our existing products and infrastructure;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.

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
In addition, we expect to continue to expend substantial financial and other resources on:
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•our sales and marketing organization to engage our existing and prospective customers, increase brand awareness, and drive adoption of our products;
•product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;
•acquisitions or strategic investments;
•our international operations and continued international expansion; and
•general administration, including increased legal and accounting expenses associated with being a public company.
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
We derive and expect to continue to derive substantially all of our revenue from our automation platform. As such, market adoption of our automation platform is critical to our continued success. Demand for our automation platform may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our customers’ operations, the continued volume, variety, and velocity of automated tasks that are generated through use of our platform, timing of development, and release of new offerings by our competitors, technological change, and the rate of growth in our market. Additionally, the utility of our automation platform and products relies in part on the ability of our customers to use our automation products in connection with other third-party software products that are important to our customer’s business. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products in connection with these third-party software products, then our customers may no longer choose to adopt our automation platform or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.
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
The RPA market is one of the fastest growing enterprise software markets and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. For instance, as our market becomes increasingly driven by cloud-based solutions, native cloud providers may enter this market and provide competitive offerings at lower prices. Additionally, open source alternatives for automation that are offered freely may impact our ability to sell our products to certain customers who may prefer to rely on these tools at no cost. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions. If we fail to do so, our business, results of operation and financial condition may be harmed.
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
We have experienced net losses in each fiscal year since inception. For the six months ended July 31, 2021 and 2020, we incurred net losses of $339.7 million and $47.9 million, respectively. As of July 31, 2021 and January 31, 2021, we had an accumulated deficit of $1,310.0 million and $970.4 million, respectively. While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition, and results of operations.
The ongoing COVID-19 pandemic may prevent us or our employees, customers, partners, suppliers, or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position, and results of operations. Further, in response to the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, many state, local, and foreign governments have put in place, and others in the future may put in place or reinstate, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. The reaction to COVID-19, including as a result of such orders or restrictions (or the perception that such orders or restrictions could occur or reoccur), have resulted in business closures, work stoppages, slowdowns, and delays, work-from-home policies, travel restrictions, and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers, or vendors or other parties with whom we do business.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing, or holding virtually any UiPath events and discouraging employee attendance at any industry events or in-person work-related meetings. Although we have recently reopened and may continue to selectively reopen certain of our offices, permit some travel, and hold certain in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation on in-person travel and in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international operations and continued international operations, or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers, and vendors and other parties with whom we do business continue to operate remotely. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. COVID-19 could also adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers, or vendors or other parties with whom we do business to meet their contractual obligations.
While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, the timing, distribution, rate of public acceptance, and efficacy of vaccines and other treatments, and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and results of operations. In addition, as a public company we may provide guidance about our business and future operating results, which we expect will be based on assumptions, estimates, and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature and is inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are expected to be beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.
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
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For the three and six months ended July 31, 2021 and 2020, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.
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
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of July 31, 2021, we had 1,247 customers with ARR of $100 thousand or more and 118 customers with ARR of $1.0 million or more, which accounted for approximately 75% and 35% of our revenue, respectively, for the period then ended. As of July 31, 2020, we had 785 customers with ARR of $100 thousand or more and 59 customers with ARR of $1.0 million or more, which accounted for approximately 75% and 30% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles and, the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing of our platform and products;
•fluctuations in usage of our platform and products;
•fluctuations in our mix of revenue from licenses and service arrangements;
•our ability to attract new customers;
•our ability to retain our existing customers;
•customer expansion rates and the pricing and quantity of licenses renewed;
•timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•seasonality;
•the investment in new products and features relative to investments in our existing infrastructure and products;
•the timing of our customer purchases;

•fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly sales and marketing and research and development expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the impact of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.
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
We have funded our operations since inception primarily through customer payments and net proceeds from sales of equity securities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, our planned investments or the growth of our business. We also intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimize for profitability or cash flow in the near term. For example, in the fiscal year ended January 31, 2021 and in the current fiscal year, we have continued our focus on demonstrating the operational leverage in our business model, while prioritizing investments to allow us to continue to achieve best-in-class growth and business scale and to capitalize on our significant market opportunity. Our planned investments to drive growth may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
We are, and may in the future become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
Risks Related to Data Privacy and Cybersecurity
We are subject to stringent and changing laws, regulations and standards, information security policies, and contractual obligations related to data privacy and security.
We collect, receive, access, generate, store, disclose, share, make accessible, protect, secure, and dispose of, use, and otherwise process (collectively “Process” or “Processing”) business and personal information about individuals, customers and others and other sensitive and confidential information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. As a result, we may be subject to numerous federal, state, local, and international foreign laws orders, codes, regulations and regulatory guidance regarding privacy, data protection, information security, and the Processing and protection of personal information and other content, or Data Protection Laws. We are also subject to the terms of our internal and external privacy and security policies codes, representations, certifications, industry standards, publications, and frameworks, or Privacy Policies, and obligations to third parties related to privacy, data protection, and information security (collectively, “Data Protection Obligations”).
Data privacy has become a significant issue in the United States, countries in Europe, including the European Union, or EU, and the United Kingdom, and in many other countries in which we operate and where we offer our platform for sale. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules, and regulations relating to data security. Interpretation of these Data Protection Laws and their application to our platform in applicable jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other U.S. state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Although there are limited exemptions under the CCPA (for example, business-to-business communications), the CCPA could impact our business depending on how the CCPA will be interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States are beginning to propose and enact laws that are similar to the CCPA, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. For example, Virginia and Colorado have similarly enacted comprehensive privacy laws, the Virginia Consumer Data Protection Act and Colorado Privacy Act, respectively, which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation, all of which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. The European Economic Area, or EEA, and Switzerland adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018. Also, notwithstanding the United Kingdom’s withdrawal from the EU, known as Brexit, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). Accordingly, references in this section to the GDPR are also deemed to be references to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise.
The GDPR has “extra-territorial” reach in that it applies to any controller or processor of personal data that processes personal data in the context of an establishment in the EEA or United Kingdom (as applicable), or to a controller or processor with no establishment in the EEA or United Kingdom (as applicable) where their processing concerns the offering of goods or services to individuals in the EEA or United Kingdom (as applicable) and/or the monitoring of their behavior.

The GDPR has increased, and will continue to increase, our compliance burdens, including by introducing: increased accountability and record-keeping obligations; increased transparency obligations for data controllers; obligations to comply with data subjects’ exercise of an increased set of rights in certain circumstances (such as rights for individuals to be “forgotten,” rights to data portability, rights to object, etc., together with express rights to seek legal remedies in the event the individual believes his or her rights have been violated); a heightened and more-codified standard of data subject consent; and the obligation to notify certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals. Fines of up to 20 million euros or up to 4% of the annual global revenue (and/or in respect of the UK GDPR, fines of up to 17.5 million pounds or up to 4% of the annual global revenue) of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The transposition of the GDPR into United Kingdom domestic law by way of the UK GDPR exposes us to two parallel regimes, each of which authorizes potential fines and other potentially divergent enforcement actions. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
The GDPR also provides that EEA member states may make their own national laws and regulations to introduce specific requirements, including in respect of the processing of “special categories of personal data,” including personal data related to health, as well as personal data related to criminal offenses or convictions. In the United Kingdom, the Data Protection Act 2018 complements the UK GDPR in this regard. This may lead to greater divergence in the application, interpretation and enforcement of the law that applies to the processing of personal data across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.
On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.
Use of both the existing and the new Standard Contractual Clauses must, following the Schrems II decision, now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures may need to be put in place.
European data protection laws including the GDPR also prohibit the transfer of personal data from Europe, including the EEA, United Kingdom, and Switzerland, to the United States and other countries, known as “third countries,” in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision,” unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the EU to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was invalidated in July 2020 by a decision, known as ‘Schrems II’, of the EU’s highest court. The Swiss Federal Data Protection and Information Commissioner also subsequently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States and the use of the EU-U.S. Privacy Shield was also invalidated as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the UK GDPR. The Schrems II decision also casts doubt on our ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries.
On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Use of both the existing and the new Standard Contractual Clauses must, following the Schrems II decision, now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures may need to be put in place.
At present, there are few if any viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As such, our transferring of personal data from Europe to the United States and other third countries may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal data from Europe to the United States and other third countries may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Inability to import personal information from Europe to the United States and other third countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Furthermore, following Brexit, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue.
In addition, while the UK data protection regime currently permits data transfers from the United Kingdom to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the EU Standard Contractual Clauses and binding corporate rules for personal data transfers from the United Kingdom to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the United Kingdom to the EEA and other third countries. In particular, the UK Information Commissioner’s Office has recently published a draft version of its own bespoke Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the United Kingdom to third countries and/or whether any UK version of Standard Contractual Clauses will supersede the existing and/or new EU Standard Contractual Clauses. This could necessitate the implementation of both UK and EU versions of Standard Contractual Clauses, which would require significant resources and necessitate significant cost, to implement and manage.
Additionally, countries outside of Europe, including without limitation Brazil that recently enacted the General Data Protection Law, or LGPD, are implementing significant limitations on the processing of personal information similar to those in the GDPR.
Complying with Data Protection Laws and Data Protection Obligations may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with these Data Protection Laws and Data Protection Obligations, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental and regulatory entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of Data Protection Laws and Data Protection Obligations are uncertain, it is possible that these Data Protection Laws and Data Protection Obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform or in a manner inconsistent across the various jurisdictions in which we operate. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable Data Protection Laws and Data Protection Obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations, and financial condition.
Additionally, we publish Privacy Policies and other documentation regarding our Processing of personal information. Although we endeavor to comply with our Privacy Policies and other Data Protection Obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, federal, state, and local action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with Privacy Policies and other Data Protection Obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
If the security of the personal information that we (or our vendors) collect, store, or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments and assurances regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to liability and loss of business.
We Process data about individuals and customers, including personally identifiable information, as well as other confidential or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.
Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our or our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. While we and our third-party service providers have implemented security measures, technical controls, contractual precautions, and other significant measures designed to identify, detect, and guard against the type of activity that can lead to data breaches or other unauthorized Processing of our data, the techniques used to sabotage or to obtain unauthorized access to our or our vendors’ platforms, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our platform, systems, networks, and physical facilities and any such measures implemented by our vendors, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Our platform, systems, networks, and physical facilities, and those of our vendors, in the past have been, and in the future could be, breached and personal information has been and could be otherwise compromised. Third parties could attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our platform, networks, systems, and/or physical facilities. Third parties have exploited in the past, and could exploit in the future, vulnerabilities in, or could obtain unauthorized access to, platforms, systems, networks, and/or physical facilities utilized by our vendors.
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

An adverse result in any infringement or misappropriation proceeding could subject us to significant damages, injunctions, and reputational harm. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our relevant products and platform capabilities or cease business activities related to such intellectual property. Although we carry general liability and intellectual property insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;
•redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible;
•rebrand our products and services and/or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights; and
•limit the manner in which we use our brands, or prevent us from using our brands in particular jurisdictions.
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
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 58% and 59% of our revenue for the three months ended July 31, 2021 and 2020, respectively, and 59% and 63% of our revenue for the six months ended July 31, 2021 and 2020, respectively. Beyond the United States, we have operational presence internationally, including, among others, in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Israel, Italy, Japan, Mexico, the Netherlands, Romania, Russia, Singapore, South Korea, Sweden, Turkey, the United Arab Emirates, and the United Kingdom. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of July 31, 2021, the majority of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform and products by international businesses;
•changes in a specific country’s or region’s political, regulatory, or economic conditions;

•the need to adapt and localize our products for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations, regulations, or laws;
•unexpected changes in laws, regulatory requirements, or tax laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•potential changes in laws, regulations, and costs affecting our U.K. operations and local employees due to Brexit;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•political instability or terrorist activities;
•an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the United Kingdom Bribery Act, and similar laws and regulations in other jurisdictions;
•exposure to anti-competition laws in foreign jurisdictions that may conflict with or be more restrictive than similar U.S. anti-competition laws; and
•adverse changes to domestic and foreign tax law and the burdens of foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
Prior to changing the end of our fiscal year from December 31 to January 31, we and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting related to revenue recognition for the fiscal year ended December 31, 2018, which resulted in the improper allocation of stand-alone selling price and certain errors in deferred revenue and contract assets. The material weakness was caused by, among other things, a lack of oversight and technical competence and experience within our finance department to identify such errors. We have completed the following steps to address this material weakness:
•engaged third-party service providers to assist in technical accounting matters;
•increased oversight and reviews of technical accounting assessments performed by outside consultants;
•designed and implemented internal controls related to revenue recognition accounting; and
•hired experienced professionals to key revenue recognition accounting positions.
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
The Organization for Economic Cooperation and Development, or OECD, has been working on a Base Erosion and Profit Shifting Project, or BEPS, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. While this project is in an advanced stage, we cannot predict what its outcome will be or what potential impact it may have on our tax obligations and operations. In July of 2021, the OECD/G-20 Inclusive Framework on BEPS released a statement outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Further details regarding implementation of these rules are expected to be finalized by October 2021. These rules, should they implemented via domestic legislation of countries or via international treaties, could have a material impact on our financial statements.
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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals;
•changes international tax frameworks; and
•the effects of acquisitions.
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
For more information on our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Co-Founder, and Chairman, which will limit your ability to influence the outcome of important decisions.
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our Chief Executive Officer, Co-Founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 88% voting power of our outstanding capital stock as of July 31, 2021. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.

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
In connection with the IPO, all of our directors and executive officers, the selling stockholders, and the holders of substantially all of our Class A common stock, Class B common stock and securities exercisable for, or convertible into, our Class A common stock, entered into lock-up agreements with the underwriters or are otherwise subject to agreements with market stand-off provisions with us pursuant to which they have agreed that they will not, and will not publicly disclose an intention to, during the period ending immediately prior to the opening of trading on the New York Stock Exchange on September 9, 2021 (such period, the “restricted period”), offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock.
Notwithstanding the foregoing, on June 10, 2021, the restricted period terminated with respect to 87,172,130 shares of our Class A common stock and securities exercisable for, or convertible into, our Class A common stock. Prior to the opening of trading on the New York Stock Exchange on September 9, 2021, 397,217,247 shares of our Class A common stock, and securities exercisable for or convertible into our Class A common stock, will become eligible for sale upon expiration of the restricted period, subject to compliance with applicable securities laws and, in the case of vested stock options and restricted stock units, subject to exercise and settlement, respectively.

In addition, there were 56,159,328 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of July 31, 2021. We have filed a registration statement to register all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to the lock-up agreements described above and compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Our amended and restated certificate of incorporation provides the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty;
•any claim or cause of action against us arising under the Delaware General Corporation Law;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
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
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of licenses to our products;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and products;
•announcements by us or our competitors of significant business developments, acquisitions, or new products;
•significant data breaches, disruptions to or other incidents involving our software;
•our involvement in litigation or governmental investigations;
•future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the issuance of new or changed securities analysts’ reports or recommendations;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•economic and market conditions in general, or in our industry in particular; and
•technical factors in the public trading market for our Class A common stock that may produce price movements that may or may not comport with macro, industry, or company-specific fundamentals, including, without limitation, the sentiment of retail investors, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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
On June 30, 2021 we issued an additional 376 shares of Class A common stock with an immaterial aggregate fair value to the owners of Cloud Elements, Inc. as a part of the consideration for the related acquisition completed on March 19, 2021.
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
Use of Proceeds from Initial Public Offering of Class A Common Stock
In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in net proceeds to us of $687.9 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.
Issuer Purchase of Equity Securities
The following table presents our repurchases of Class A common stock during the three months ended July 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
May 1 – 31	907	79.82
June 1 – 30	2,291	67.93
July 1 – 31	15,021	$63.06
Total	18,219	$64.51
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with net settlement of equity awards
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of UiPath, Inc.(incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40348), filed with the SEC on April 28, 2021).

3.2	Amended and Restated Bylaws of UiPath, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40348), filed with the SEC on April 28, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
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

UiPath, Inc.

Date: September 8, 2021	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)