Form 10-Q
period 2021-10-31
UiPath, Inc.
filed 2021-12-10
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-40348
___________________________________________
UiPath, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________

Delaware	47-4333187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
452 5th Avenue, 22nd Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 432-0455
90 Park Avenue, 20th Floor New York, New York	10016
(Former address)	(Former Zip Code)
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	PATH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 6, 2021, the registrant had 442,775,415 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	October 31, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,776,417	$357,690
Restricted cash	—	7,000
Marketable securities	102,009	102,828
Accounts receivable, net of allowance for doubtful accounts of $2,566 and $2,879, respectively	196,427	172,286
Contract assets	63,621	34,221
Deferred contract acquisition costs	24,077	10,653
Prepaid expenses and other current assets	44,668	49,752
Total current assets	2,207,219	734,430
Restricted cash, non-current	—	6,500
Marketable securities, non-current	13,079	—
Contract assets, non-current	1,255	2,085
Deferred contract acquisition costs, non-current	77,849	32,553
Property and equipment, net	14,188	14,822
Operating lease right-of-use assets	50,895	17,260
Intangible assets, net	18,467	10,191
Goodwill	54,457	28,059
Deferred tax asset, non-current	6,846	8,118
Other assets, non-current	23,433	12,443
Total assets	$2,467,688	$866,461
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$23,942	$6,682
Accrued expenses and other current liabilities	82,439	36,660
Accrued compensation and employee benefits	107,788	110,736
Deferred revenues	253,120	211,078
Total current liabilities	467,289	365,156
Deferred revenues, non-current	58,869	61,325
Operating lease liabilities, non-current	51,164	14,152
Other liabilities, non-current	6,961	7,564
Total liabilities	584,283	448,197
Commitments and contingencies (Note 11)
Convertible preferred stock, $0.00001 par value per share, 0 and 297,973 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 294,257 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	1,221,968
Stockholders' equity (deficit)
Preferred stock, $0.00001 par value per share, 20,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 and 581,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 442,357 and 75,177 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	4	1
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of October 31, 2021 and January 31, 2021; 82,453 and 110,653 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	3,312,405	179,175
Accumulated other comprehensive income (loss)	3,831	(12,521)
Accumulated deficit	(1,432,836)	(970,360)
Total stockholders’ equity (deficit)	1,883,405	(803,704)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,467,688	$866,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Licenses	$111,608	$78,555	$307,371	$221,827
Subscription services	97,963	61,508	265,924	156,636
Professional services and other	11,245	7,226	29,259	21,305
Total revenue	220,816	147,289	602,554	399,768
Cost of revenue:
Licenses	2,626	1,720	7,514	4,773
Subscription services	15,659	6,092	42,076	17,136
Professional services and other	24,815	9,573	78,114	23,812
Total cost of revenue	43,100	17,385	127,704	45,721
Gross profit	177,716	129,904	474,850	354,047
Operating expenses:
Sales and marketing	172,906	99,512	522,925	280,774
Research and development	61,559	27,456	212,245	80,726
General and administrative	59,498	65,951	189,747	117,461
Total operating expenses	293,963	192,919	924,917	478,961
Operating loss	(116,247)	(63,015)	(450,067)	(124,914)
Interest income	899	144	2,606	751
Other (expense) income, net	(4,300)	(6,303)	(8,743)	9,870
Loss before income taxes	(119,648)	(69,174)	(456,204)	(114,293)
Provision for income taxes	3,139	1,622	6,272	4,356
Net loss	$(122,787)	$(70,796)	$(462,476)	$(118,649)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.41)	$(1.08)	$(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	531,718	171,280	426,811	164,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(122,787)	$(70,796)	$(462,476)	$(118,649)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(81)	—	(72)	—
Foreign currency translation adjustments	8,510	5,546	16,424	(10,083)
Other comprehensive income (loss), net	8,429	5,546	16,352	(10,083)
Comprehensive loss	$(114,358)	$(65,250)	$(446,124)	$(128,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital Amount	Accumulated Other Comprehensive Income (Loss) Amount	Accumulated Deficit Amount	Total Stockholders’ (Deficit) Equity Amount
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation expense	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541
Shares issued as consideration for business acquisition	—	—	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	—	—	2,993	—	—	—	3,537	—	—	3,537
Vesting of early exercised stock options	—	—	—	—	—	—	615	—	—	615
Issuance of common stock upon settlement of restricted stock units	—	—	2,492	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(18)	—	—	—	(1,175)	—	—	(1,175)
Stock-based compensation expense	—	—	—	—	—	—	92,744	—	—	92,744
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	—	—	(100,026)	(100,026)
Balance as of July 31, 2021	—	$—	430,793	$4	82,453	$1	$3,213,595	$(4,598)	$(1,310,049)	$1,898,953
Issuance of common stock upon exercise of stock options	—	—	2,848	—	—	—	3,209	—	—	3,209
Vesting of early exercised stock options	—	—	—	—	—	—	462	—	—	462
Issuance of common stock upon settlement of restricted stock units	—	—	8,720	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(4)	—	—	—	(199)	—	—	(199)
Stock-based compensation expense	—	—	—	—	—	—	95,338	—	—	95,338
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,429	—	8,429
Net loss	—	—	—	—	—	—	—	—	(122,787)	(122,787)
Balance as of October 31, 2021	—	$—	442,357	$4	82,453	$1	$3,312,405	$3,831	$(1,432,836)	$1,883,405

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital Amount	Accumulated Other Comprehensive Income (Loss) Amount	Accumulated Deficit Amount	Total Stockholders Deficit Amount
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	282,108	$996,389	41,883	$—	115,741	$1	$72,229	$6,226	$(877,967)	$(799,511)
Issuance of common stock upon exercise of stock options	—	—	2,166	—	—	—	536	—	—	536
Compensation expense related to secondary transactions	—	—	—	—	—	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	8,166	—	—	8,166
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,313	—	8,313
Net loss	—	—	—	—	—	—	—	—	(52,840)	(52,840)
Balance as of April 30, 2020	282,108	$996,389	44,049	$—	115,741	$1	$80,966	$14,539	$(930,807)	$(835,301)
Issuance of convertible preferred stock, net of issuance costs	12,149	225,579	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,600	1	—	—	2,183	—	—	2,184
Stock-based compensation expense	—	—	—	—	—	—	8,829	—	—	8,829
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(23,942)	—	(23,942)
Net income	—	—	—	—	—	—	—	—	4,987	4,987
Balance as of July 31, 2020	294,257	$1,221,968	51,649	$1	115,741	$1	$91,978	$(9,403)	$(925,820)	$(843,243)
Issuance of common stock upon exercise of stock options	—	—	9,097	—	—	—	9,348	—	—	9,348
Vesting of early exercised stock options	—	—	—	—	—	—	1,544	—	—	1,544
Issuance of common stock upon vesting of restricted stock awards	—	—	3	—	—	—	121	—	—	121
Compensation expense related to secondary transactions	—	—	2,625	—	(2,625)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	48,643	—	—	48,643
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,546	—	5,546
Net loss	—	—	—	—	—	—	—	—	(70,796)	(70,796)
Balance as of October 31, 2020	294,257	$1,221,968	63,374	$1	113,116	$1	$151,634	$(3,857)	$(996,616)	$(848,837)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(462,476)	$(118,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,697	9,383
Amortization of deferred contract acquisition costs	19,904	28,478
Amortization of deferred loan cost	199	—
Net amortization of premium on marketable securities	1,391	—
Loss on fixed asset disposal	772	—
Stock-based compensation expense	438,551	65,794
Amortization of operating lease right-of-use assets	6,013	5,522
(Benefit from) provision for bad debt	(194)	1,382
Provision for uncertain tax position	822	—
Deferred income taxes	(357)	68
Changes in operating assets and liabilities:
Accounts receivable	(27,028)	(34,191)
Contract assets	(29,994)	(18,459)
Deferred contract acquisition costs	(80,720)	(28,885)
Prepaid expenses and other assets	(2,295)	208
Accounts payable	17,549	1,983
Accrued expense and other liabilities	17,756	8,009
Accrued compensation and employee benefits	(822)	24,233
Operating lease liabilities, net	(5,261)	(6,075)
Deferred revenue	46,544	72,197
Net cash (used in) provided by operating activities	(48,949)	10,998
Cash flows from investing activities
Purchases of marketable securities	(161,214)	—
Sales of marketable securities	89,383	—
Maturities of marketable securities	58,109	—
Purchases of property and equipment	(5,719)	(989)
Capitalization of software development costs	(2,950)	—
Payment related to business acquisition, net of cash acquired	(5,498)	(19,690)
Purchases of intangible assets	(1,231)	—
Net cash used in investing activities	(29,120)	(20,679)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	692,369	—
Payments of initial public offering costs	(3,734)	—
Proceeds from issuance of convertible preferred stock	750,000	225,903
Payments of issuance costs for convertible preferred stock	(164)	(324)
Proceeds from exercise of stock options	9,687	19,837
Payments of tax withholdings on net settlement of equity awards	(10,300)	—
Net receipts of tax withholdings on sell-to-cover equity award transactions	20,418	—
Proceeds from employee stock purchase plan contributions	13,766	—
Proceeds from credit facility	—	78,587
Repayments of credit facility	—	(78,587)
Payment of deferred loan costs related to senior secured credit facility	—	(808)
Net cash provided by financing activities	1,472,042	244,608
Effect of exchange rate changes	11,254	(8,402)
Net increase in cash, cash equivalents and restricted cash	1,405,227	226,525
Cash, cash equivalents and restricted cash - beginning of period	371,190	234,131
Cash, cash equivalents and restricted cash - end of period	$1,776,417	$460,656
Supplemental disclosure of cash flow information
Cash paid for interest	$512	$1,510
Cash paid for income taxes	6,680	2,642
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$4,487	$—
Value of shares issued in payment of business acquisition	30,467	—
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	2,723	1,544
Tax withholdings on net settlement of restricted stock units, accrued and unpaid	445	—
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings, including:
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
•UiPath Robots (“Robots”) – Robots emulate human behavior to execute the processes built in Studio. Robots can work unattended (without human supervision in any environment) or attended (with a human triggering the process).
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
We derive revenue primarily from the sale of: (1) software licenses for use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., software as a service, or "SaaS"); (3) hybrid solutions (which are comprised of three performance obligations, consisting of a term license, maintenance and support, and SaaS); and (4) professional services.
We have legal presence in 31 countries, with our principal operations in the United States, Romania, and Japan.
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
As of January 31, 2021, $1.5 million of deferred offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized within other assets, non-current in the condensed consolidated balance sheets. Upon the consummation of the IPO, $4.5 million of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. Deferred offering costs were paid in full as of the end of the second quarter of fiscal 2022.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Final Prospectus. There have been no significant changes to these policies during the nine months ended October 31, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2021, which are contained in the Final Prospectus.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated financial statements include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest or of which we are the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.
During the third quarter of fiscal 2022, maintenance and support revenue was renamed subscription services revenue, and services and other revenue was renamed professional services and other revenue. The Company believes that the new captions better reflect the composition of the revenue streams included in these line items on the condensed consolidated statements of operations.
The results of operations for the three and nine months ended October 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, revenue recognition, estimated expected benefit period for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets and liabilities including accounting for and fair value of derivatives, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to the IPO, timing and amount of contingencies, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other (expense) income, net in the condensed consolidated statements of operations. For the three months ended October 31, 2021 and 2020, we recognized transaction losses of $6.5 million and $4.8 million, respectively. For the nine months ended October 31, 2021 and 2020, we recognized transaction losses of $11.7 million and transaction gains of $12.2 million, respectively.
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
As of October 31, 2021 and January 31, 2021, derivative financial instruments with a fair value totaling $0.2 million and $(0.6) million, respectively, were recorded in prepaid expenses and other current assets, and accrued expenses and other current liabilities within the condensed consolidated balance sheets, respectively. We record changes in the fair value of these derivatives as a component of other (expense) income net, in the condensed consolidated statements of operations. The notional amount of foreign currency forward contracts outstanding was $123.0 million and $138.6 million as of October 31, 2021 and January 31, 2021, respectively. The net gain associated with foreign currency forward contracts was $3.1 million and $5.1 million for the three and nine months ended October 31, 2021, respectively. We did not have foreign currency forward contracts during the three and nine months ended October 31, 2020.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 31, 2021 and January 31, 2021, 99% and 92%, respectively, of our cash, cash equivalents, and restricted cash were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and nine months ended October 31, 2021 and 2020, no single customer accounted for 10% or more of our total revenue. As of October 31, 2021 and January 31, 2021, no single customer accounted for 10% or more of our accounts receivable.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Our significant performance obligations and our application of ASC 606 to each of those performance obligations are discussed in further detail below.
Licenses
We primarily sell term licenses (including the term license portion of hybrid offerings), which provide customers the right to use software for a specified period of time (i.e. on a subscription basis), and perpetual licenses, which provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided.
Subscription Services
We generate subscription services revenue through the provision of maintenance and support services, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements. For maintenance and support, we generally invoice when the associated license(s) are provided and upon renewals. Subscription services also includes revenue from our SaaS products, including those sold as a component of our hybrid offerings, for which customers do not have the contractual right to take possession of the underlying software without significant penalty, or for which it is not feasible for the customer to run the software on their own hardware or contract with a third party to host the software. SaaS products are stand-ready obligations to provide access to our products, and the related revenue is recognized on a ratable basis over the contractual period of the arrangement, as control of the services is transferred to the customer. We generally invoice for our SaaS products when the customer is provided access and may begin using the SaaS products.
Professional Services and Other
Revenue from professional services and other consists of fees associated with professional services for process automation, customer education and training services. A substantial majority of our professional services contracts are recognized on a time and materials basis, and the related revenue is recognized as the services are rendered. For professional services, we invoice as the services are provided or in advance.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Deferred Contract Acquisition Costs
We defer sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the condensed consolidated balance sheets. We determine whether costs should be deferred based on the terms of our sales compensation plans and whether the sales commissions are incremental to a customer contract (i.e. would not have occurred absent the customer contract).
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
Amortization is recognized consistently with the pattern of revenue recognition of the respective performance obligations to which the contract costs relate. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the three and nine months ended October 31, 2021 and 2020.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
development costs related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred.
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes third-party consulting services and allocated overhead. Overhead is allocated to cost of professional services and other revenue based on applicable headcount. We recognize these expenses as they are incurred.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards. The fair value of each stock option is determined using the Black-Scholes pricing model. The fair value of each restricted stock unit (“RSU”) and restricted stock award (“RSA”) is determined based on the fair value of the Company’s Class A common stock on the grant date. The fair value of employee stock purchase plan shares is determined using the Black-Scholes pricing model.
Prior to the IPO, the Company estimated the fair value of its Class A common stock for financial reporting purposes as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant.
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
Internal-Use Software
Pursuant to ASC 350-40, Internal Use Software, we capitalize costs incurred to implement cloud computing arrangements that are service contracts and costs incurred to develop internal-use software, including our SaaS products. ASC 350-40 prescribes capitalization of costs incurred during the application development stage, costs incurred to develop or obtain software that allows for access to or conversion of old data by new systems, and costs incurred in connection with upgrades and enhancements to internal-use software if it is probable that such expenditures will result in additional functionality. These capitalized costs exclude training costs, project management costs, and data migration costs. We evaluate our long-lived assets, including these capitalized costs, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.
Capitalized costs related to the implementation of cloud computing arrangements are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the associated hosting arrangement

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
fees. These capitalized costs were $2.7 million and $2.6 million as of October 31, 2021 and January 31, 2021, respectively, and are recorded in other assets, non-current on our condensed consolidated balance sheets. Related amortization expense for the three months ended October 31, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Related amortization expense for the nine months ended October 31, 2021 and 2020 was $0.6 million and $0.3 million, respectively.
Costs incurred to develop our SaaS products are capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of subscription services revenue on the condensed consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets and were $10.2 million and $4.4 million as of October 31, 2021 and January 31, 2021, respectively. Related amortization expense was $0.3 million and $0.1 million for the three months ended October 31, 2021 and 2020, respectively. Related amortization expense for the nine months ended October 31, 2021 and 2020 was $0.8 million and $0.2 million, respectively.
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires all costs incurred to establish technological feasibility to be expensed as they are incurred. Technological feasibility is established when the working model is complete. Costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the software’s estimated useful life of five years and are included in cost of licenses revenue in the condensed consolidated statements of operations. Management evaluates the remaining useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized software development costs were $4.4 million and $2.9 million as of October 31, 2021 and January 31, 2021, respectively. Related amortization expense was $0.1 million and $0.2 million for the three months ended October 31, 2021 and 2020, respectively. Related amortization expense for the nine months ended October 31, 2021 and 2020 was $0.4 million and $0.5 million, respectively.
Variable Interest Entity
When we make an initial investment in or establish other variable interests in an entity, we determine whether that entity is considered a variable interest entity ("VIE"), and, if so, whether we are the primary beneficiary of that VIE. The primary beneficiary of a VIE is a party that meets both of the following criteria: (1) it has the power to direct the activities that most significantly impact the economic performance of the VIE; and (2) it has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Periodically, we assess whether any change in our interest in or relationship with the entity affects our determination as to whether the entity is still a VIE, and, if so, whether we are the primary beneficiary.
We consolidate any VIE of which we are the primary beneficiary. If we are not the primary beneficiary of a VIE, we account for the investment or other variable interests in that VIE in accordance with the applicable accounting guidance.
During the third quarter of fiscal 2022, we entered into an agreement whereby we have acquired a variable interest in a special purpose limited liability company ("the LLC") owned by our Chief Executive Officer, that owns a specific aircraft. This arrangement allows us to use the aircraft, when available, for business purposes in the course of our normal operations at rates that approximate the cost of operating the aircraft but that do not exceed current market rates. We determined at the inception of this agreement that the LLC is a VIE. Our variable interest is limited to sharing cost savings; we do not have any obligation to fund losses of the LLC, do not have a minimum commitment related to our use of the aircraft, have not guaranteed the VIE's debt, and do not have any other involvement with the LLC. We have determined that the governance structure of the LLC does not allow us to direct the activities that would significantly impact its economic performance, such as approving terms or pricing associated with the chartering of the aircraft or participating in decision-making related to financing. As such, we are

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
not the primary beneficiary of the LLC and accordingly do not consolidate it in our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.
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
Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to amend the current accounting guidance in ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 will be effective for us beginning February 1, 2024. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for us beginning February 1, 2022, and for interim periods in fiscal years beginning February 1, 2023. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
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
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables present revenue by region, according to the location of those customers from which the revenue was generated (in thousands except percentages):

	Three Months Ended October 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$111,302	50%	$68,426	46%
Europe, Middle East, and Africa	63,333	29%	42,228	29%
Asia-Pacific (2)	46,181	21%	36,635	25%
Total revenue	$220,816	100%	$147,289	100%
(1)Revenue from the United States represented 44% and 41% of our total revenues for the three months ended October 31, 2021 and 2020, respectively.
(2)Revenue from Japan represented 9% and 12% of our total revenues for the three months ended October 31, 2021 and 2020, respectively.

	Nine Months Ended October 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$285,194	47%	$171,320	43%
Europe, Middle East, and Africa	173,822	29%	118,391	30%
Asia-Pacific (2)	143,538	24%	110,057	27%
Total revenue	$602,554	100%	$399,768	100%
(1)Revenue from the United States represented 42% and 38% of our total revenues for the nine months ended October 31, 2021 and 2020, respectively.
(2)Revenue from Japan represented 12% and 15% of our total revenues for the nine months ended October 31, 2021 and 2020, respectively.
Deferred Revenue
During the nine months ended October 31, 2021 and 2020, we recognized $179.3 million and $107.1 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of October 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $579.5 million, which consists of $312.0 million of billed consideration and $267.5 million of unbilled consideration. Of this aggregate amount, we expect to recognize 62% as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $8.9 million and $9.5 million for the three months ended October 31, 2021 and 2020, respectively, and $19.9 million and $28.5 million for the nine months ended October 31, 2021 and 2020, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$11,997	$—	$—	$11,997
Corporate bonds	96,549	—	(90)	96,459
Municipal bonds	6,631	1	—	6,632
Total marketable securities	$115,177	$1	$(90)	$115,088

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,171	$—	$—	$23,171
Corporate bonds	79,674	7	(24)	79,657
Total marketable securities	$102,845	$7	$(24)	$102,828
As of October 31, 2021, $13.1 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year. As of January 31, 2021, the contractual maturities of all of our marketable securities were less than one year. To determine whether any decline in the fair value of our marketable securities is other-than temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on available evidence, we concluded that the gross unrealized losses on our marketable securities as of October 31, 2021 and January 31, 2021 are temporary in nature.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 and January 31, 2021 (in thousands):

	As of October 31, 2021
	Level 1	Level 2	Total
Financial assets:
Money market	$1,105,537	$—	$1,105,537
Corporate bonds	—	1,174	1,174
Total cash equivalents	1,105,537	1,174	1,106,711
Commercial paper	—	11,997	11,997
Corporate bonds	—	96,459	96,459
Municipal bonds	—	6,632	6,632
Total marketable securities	—	115,088	115,088
Foreign currency derivative		187	187
Total	$1,105,537	$116,449	$1,221,986

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
Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. Our derivative financial instruments consist principally of foreign currency forward contracts that are valued using significant observable inputs. As such, they are classified within Level 2 of the fair value hierarchy. None of our financial instruments were classified in the Level 3 category as of October 31, 2021 or January 31, 2021.
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
The Company incurred transaction costs in connection with the Cloud Elements acquisition of $1.1 million. Of these transaction costs, $0.9 million was included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended October 31, 2021, and the remainder was recognized previously.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of October 31, 2021 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$19,043	$(5,821)	$13,222	3.6
Customer relationships	5,028	(1,086)	3,942	2.5
Trade names and trademarks	276	(173)	103	2.1
Other intangibles	1,231	(31)	1,200	8.5
Total	$25,578	$(7,111)	$18,467
Acquired intangible assets, net consisted of the following as of January 31, 2021 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$13,083	$(3,350)	$9,733	3.7
Customer relationships	527	(111)	416	3.8
Trade names and trademarks	66	(24)	42	1.8
Total	$13,676	$(3,485)	$10,191
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended October 31, 2021 and 2020 was $1.4 million and $0.7 million, respectively. Amortization of acquired intangible assets for the nine months ended October 31, 2021 and 2020 was $3.7 million and $1.9 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The expected future amortization expenses related to intangible assets as of October 31, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$1,414
Year ending January 31,
2023	5,643
2024	5,612
2025	3,601
2026	1,449
Thereafter	748
Total	$18,467
Goodwill
The changes in the carrying amounts of goodwill during the period were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2021	$28,059
Acquisition of Cloud Elements	27,686
Effect of foreign currency translation	(1,288)
Balance as of October 31, 2021	$54,457
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 16 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.
On September 24, 2021, we entered into an agreement of lease for office space on the 60th floor of One Vanderbilt Avenue, New York, New York, to serve as our new corporate headquarters. The initial term of the lease extends through March 31, 2038. Annual rent of approximately $4.0 million is payable on a monthly basis beginning in March 2023, and is subject to escalation every five years thereafter.
Lease costs are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$2,433	$1,814	$6,013	$5,522
Short-term lease cost	1,133	1,744	2,989	7,888
Variable lease cost	139	50	413	609
Total	$3,705	$3,608	$9,415	$14,019
Weighted-average lease term and discount rate related to our operating lease right-of-use assets and lease liabilities were as follows:

	As of
	October 31, 2021	January 31, 2021
Weighted-average remaining lease term (years)	13.5	3.8
Weighted-average discount rate	6%	8%

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future undiscounted lease payments for our operating lease liabilities as of October 31, 2021 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$2,188
Year ending January 31,
2023	4,185
2024	9,838
2025	7,908
2026	5,667
Thereafter	54,084
Total operating lease payments	83,870
Less: imputed interest	(29,571)
Total operating lease liabilities	$54,299
As of October 31, 2021, we had non-cancellable commitments in the amount of $0.8 million related to operating leases of real estate facilities that have not yet commenced.
Supplemental cash flow information related to leases for the three and nine months ended October 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1,606	$1,435	$5,457	$6,074

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,492	$—	$35,082	$76
Current operating lease liabilities of $3.1 million and $5.9 million were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively.
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2021	January 31, 2021
Prepaid expenses	$28,194	$21,302
Value-added taxes receivable	3,125	7,178
Other receivables	6,059	4,002
Supplier advances	7,103	17,270
Other	187	—
Prepaid expenses and other current assets	$44,668	$49,752

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2021	January 31, 2021
Computers and equipment	$20,499	$16,408
Leasehold improvements	9,442	10,711
Furniture and fixtures	4,958	5,590
Other	267	177
Property and equipment, gross	35,166	32,886
Less: accumulated depreciation	(20,978)	(18,064)
Property and equipment, net	$14,188	$14,822
Depreciation expense for the three months ended October 31, 2021 and 2020 was $1.7 million and $2.1 million, respectively. Depreciation expense for the nine months ended October 31, 2021 and 2020 was $5.2 million and $6.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2021	January 31, 2021
Accrued expenses	$18,461	$11,955
Withholding tax from employee equity transactions	28,982	—
Employee stock purchase plan withholdings	13,626	—
Payroll taxes payable	3,714	2,035
Income tax payable	4,829	4,022
Value-added taxes payable	3,356	8,945
Operating lease liabilities, current	3,135	5,924
Other	6,336	3,779
Accrued expenses and other current liabilities	$82,439	$36,660
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
As of October 31, 2021 and January 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Facility.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies
Letters of Credit
We had a total of $5.2 million and $4.1 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of October 31, 2021 and January 31, 2021, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2023.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of October 31, 2021 and January 31, 2021, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching contribution to the 401(k) Plan was $1.4 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively, and $6.1 million and $3.7 million for the nine months ended October 31, 2021 and 2020, respectively.
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
We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. We have determined that the existence of a material loss is neither probable nor reasonably possible.
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
Due to the growth in the fair value of our common stock combined with the timing between when certain employees began employment with us and the date that their stock options were granted, the actual exercise price of the grants made to certain employees was higher than the price in effect at the time of their hire. In order to compensate the individuals for the increased exercise price, we have granted long-term incentive awards consisting of cash payments equal to the difference between the exercise price in effect at the hire date of these employees

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
and the actual granted exercise price multiplied by the number of shares of common stock subject to the stock options granted. We have recorded $0.3 million and $0.9 million within accrued expenses and other current liabilities on the condensed consolidated balance sheets and have additional unrecorded commitments to these employees of $1.1 million and $3.4 million as of October 31, 2021 and January 31, 2021, respectively.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties mainly for hosting services and software products and services. As of October 31, 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2022	$2,492
Year ending January 31,
2023	14,501
2024	11,989
2025	5,052
2026	13
Thereafter	—
Total	$34,047
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss)
For the nine months ended October 31, 2021 and 2020, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income (loss), net of tax	16,424	(72)	16,352
Balance as of October 31, 2021	$3,920	$(89)	$3,831

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2020	$6,226	$—	$6,226
Other comprehensive (loss), net of tax	(10,083)	—	(10,083)
Balance as of October 31, 2020	$(3,857)	$—	$(3,857)
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
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP authorizes the issuance of 10.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. The initial offering period began on April 21, 2021, and the first purchase date will fall on December 20, 2021, on which date participants will purchase shares at the lesser of (1) 85% of the fair market value our Class A common stock on April

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
21, 2021, and (2) 85% of the fair market value of our Class A common stock on December 20, 2021. As of October 31, 2021, total unrecognized compensation expense related to the 2021 ESPP was approximately $1.9 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock Options
Stock option activity during the nine months ended October 31, 2021 consisted of the following:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	23,013	$1.58	7.9	$1,207,831
Granted	779	$0.10
Exercised	(7,723)	$1.18
Forfeited	(380)	$2.44
Expired	(7)	$2.40
Outstanding as of October 31, 2021	15,682	$1.69	7.4	$761,567

Vested and exercisable as of October 31, 2021	7,915	$1.30	6.9	$387,410
The weighted-average grant date fair value of stock options granted during the nine months ended October 31, 2021 and 2020 was $64.48 and $10.42 per share, respectively. The intrinsic value of stock options exercised during the nine months ended October 31, 2021 and 2020 was $460.4 million and $92.2 million, respectively.
During the nine months ended October 31, 2021 and 2020, our compensation committee approved modifications to certain stock options, including acceleration of the service-based vesting condition of certain employee stock options upon termination and extension of the exercise period of certain outstanding employee stock options. Incremental expense associated with these modifications was $2.9 million and $3.2 million for the nine months ended October 31, 2021 and 2020, respectively.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of October 31, 2021, was $110.5 million, which is to be recognized over a weighted-average remaining period of 2.8 years.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of October 31, 2021, there were outstanding 1.0 million shares underlying unvested stock options that had been early exercised. The cash proceeds associated with these early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts totaled $3.1 million and $5.9 million as of October 31, 2021 and January 31, 2021, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Units
RSU activity during the nine months ended October 31, 2021 consisted of the following:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	34,753	$10.80
Granted	7,721	$61.97
Vested (1)	(22,941)	$8.59
Forfeited	(1,089)	$20.24
Unvested as of October 31, 2021	18,444	$34.55
(1)Class A common stock has not been issued in connection with 11,341 vested RSUs because such RSUs were unsettled as of October 31, 2021.
The vesting date fair value of RSUs that vested during the nine months ended October 31, 2021 and 2020 was $1,309.2 million and none, respectively.
Prior to the IPO, the Company granted RSUs that vested on the satisfaction of both a service-based condition and a performance-based condition. The performance-based vesting condition was deemed satisfied on April 23, 2021, the date that the Company completed the IPO. Upon closing of the IPO, the Company recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.
During the nine months ended October 31, 2021, our compensation committee approved modifications to allow accelerated vesting of approximately 0.2 million RSUs, resulting in the recognition of $10.9 million of incremental expense. In addition, during the nine months ended October 31, 2021, our compensation committee approved adjustments to the vesting schedules of our unvested RSUs which standardize their future vesting schedules by shifting each vesting date to the first day of the calendar quarter in which that vesting date was originally scheduled to occur. These adjustments caused a slight reduction in service periods for the affected tranches and resulted in $2.2 million of expense acceleration for the nine months ended October 31, 2021.
As of October 31, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $447.7 million, which is to be recognized over a weighted-average remaining period of 2.8 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of October 31, 2021, total unrecognized compensation expense related to unvested RSAs was $2.9 million and will be recognized over the remaining vesting period of 2.9 years.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock-based Compensation Expense
We classified stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue	$6,350	$665	$37,056	$1,688
Sales and marketing	41,823	5,116	202,122	10,744
Research and development	24,866	3,169	114,460	7,796
General and administrative	22,064	39,814	84,913	45,566
Total	$95,103	$48,764	$438,551	$65,794
The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $2.2 million and $4.5 million for the three and nine months ended October 31, 2021, respectively. There was no capitalized stock-based compensation relating to software development costs for the three and nine months ended October 31, 2020.
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
We had a provision for income taxes of $3.1 million and $1.6 million for the three months ended October 31, 2021 and 2020, respectively. Our effective tax rate was (2.6%) and (2.3%) for the three months ended October 31, 2021 and 2020, respectively. For the three months ended October 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
We had a provision for income taxes of $6.3 million and $4.4 million for the nine months ended October 31, 2021 and 2020, respectively. Our effective tax rate was (1.4%) and (3.8%) for the nine months ended October 31, 2021 and 2020, respectively. For the nine months ended October 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended October 31, 2021, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S. and Romania may not be realized. Accordingly, we recorded a full valuation allowance against the U.S. and Romania DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of October 31, 2021, there is no valuation allowance recorded against DTAs associated with Japan, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of October 31, 2021, we had gross unrecognized tax benefits totaling $2.2 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of the Company and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and the Company believes that is has provided adequate reserves for its income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Net Loss Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended October 31,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(103,747)	$(19,040)	$(22,969)	$(47,827)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	449,265	82,453	55,570	115,710
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.41)	$(0.41)

	Nine Months Ended October 31,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(364,403)	$(98,073)	$(35,144)	$(83,505)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	336,301	90,510	48,707	115,731
Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(1.08)	$(0.72)	$(0.72)

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders are as follows (in thousands):

	Three Months Ended October 31,
	2021		2020
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	294,257	—
Unvested RSUs	19,491	—	32,982	—
Outstanding stock options	17,308	—	35,250	—
Shares subject to repurchase from RSAs and early exercised stock options	1,260	—	2,315	—
Shares issuable under 2021 ESPP	422	—	—	—
Total weighted-average anti-dilutive common stock equivalents	38,481	—	364,804	—

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine Months Ended October 31,
	2021		2020
	Class A	Class B	Class A	Class B
Convertible preferred stock	90,936	—	287,207	—
Unvested RSUs	24,917	—	30,109	—
Outstanding stock options	19,664	—	41,443	—
Shares subject to repurchase from RSAs and early exercised stock options	1,729	—	1,062	—
Shares issuable under 2021 ESPP	270	—	—	—
Total weighted-average anti-dilutive common stock equivalents	137,516	—	359,821	—
16. Related Party Transactions
In March 2021, we granted an immediate family member of our Chief Executive Officer, Co-Founder, and Chairman options to purchase 7 thousand shares of Class A common stock at an exercise price of $0.10 per share, with an aggregate estimated fair value of $0.4 million.
Beginning in the third quarter of fiscal 2022, we have made use of an aircraft owned by our Chief Executive Officer through a special purpose limited liability company in which we have a variable interest. The aircraft is operated by a third-party aircraft management company. The Chief Executive Officer, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs. For the three months ended October 31, 2021, we incurred expenses of $0.6 million related to our business use of the aircraft.
17. Subsequent Events
During November 2021, the compensation committee of our board of directors granted approximately 0.3 million RSUs and stock options to certain executives and employees. These equity awards have an approximate aggregate fair value of $13.6 million and vest over a weighted-average period of 3.8 years from the grant date.

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
Our platform is designed to transform the way humans work. We provide our customers with a robust set of capabilities to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of AI-based computer vision to enable our robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. Our robots’ ability to learn from and replicate workers’ steps in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
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
We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services such as training and implementation services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers, as well as a global strategic sales team focused on the largest global customers. As of October 31, 2021, we had more than 9,600 customers.
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
A crucial component of our go-to-market strategy is our partner and channel ecosystem, which extends our local and global reach and helps to ensure that customers are able to rapidly build, deploy, and scale automations on our platform. Our business partners include more than 4,900 global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies. In addition, we have built strong technology partnerships and alliances to enable a large number of connectors and other technical capabilities necessary to meet the breadth of our customer needs.
We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $818.4 million and $518.4 million at October 31, 2021 and 2020, respectively, representing a growth rate of 58%. We generated revenue of $220.8 million and $147.3 million, representing a growth rate of 50%, and incurred a net loss of $122.8 million and $70.8 million in the three months ended October 31, 2021 and 2020, respectively. We generated revenue of $602.6 million and $399.8 million, representing a growth rate of 51%, and incurred a net loss of $462.5 million and $118.6 million in the nine months ended October 31, 2021 and 2020, respectively. Our operating cash flows were $(48.9) million and $11.0 million for the nine months ended October 31, 2021 and 2020, respectively.
Impact of COVID-19
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

Key Performance Metric
We monitor the following key performance metric to help us measure and evaluate the effectiveness of our operations:

	As of October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Annualized renewal run-rate (ARR)	$818,406	$518,404	$300,002	58%

ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At October 31, 2021 and 2020, our ARR was $818.4 million and $518.4 million, respectively, representing a growth rate of 58%. Approximately 25% of this growth rate was due to new customers and approximately 75% was due to existing customers. Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to calculate our ARR. Our invoiced amounts are not matched to the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. In addition, investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included elsewhere in this Quarterly Report on Form 10-Q.
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
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. As of October 31, 2021 and 2020, we had over 9,600 customers and over 7,800 customers, respectively. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a short time to value. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform products; and
•expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.
Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact with and gain confidence working with robots. Evidence of the power of our land-and-expand model is our customers that exceed significant ARR thresholds. For example, as of October 31, 2021, we had 1,363 customers with ARR of $100 thousand or more and 135 customers with ARR of $1.0 million or more, which accounted for approximately 77% and 41% of our revenue, respectively, for the period then ended. As of October 31, 2020, we had 899 customers with ARR of $100 thousand or more and 74 customers with ARR of $1.0 million or more, which accounted for approximately 72% and 33% of our revenue, respectively, for the period then ended.
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
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of more than 4,900 systems integrators, value-added resellers, business consultants, technology partners and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, CGI Inc., Cognizant Technology Solutions Corporation, Deloitte, EY, International Business Machines Corporation, and PwC. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In 2020, we launched the UiPath Services Network, or USN, program to recognize an elite network of partners accredited with advanced delivery skills, and over 50 partners have earned USN certification. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and will continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations included the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In November 2021, we released version 21.10 of the UiPath Platform. Innovations in this release include UiPath Integration Service, which delivers API automation to help companies optimize the technologies they already have. Additionally, the introduction of Robot Auto-healing allows for the detection and remediation of robot issues without human intervention, and a host of other new features make UiPath simpler, faster, and more gratifying for developers and end users.
We also collaborate with other leading technology companies to develop integrations that simplify the interoperability of our platform with their technology. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx Inc., Box, Inc., CrowdStrike, Inc., Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake Inc., and Workday, Inc. These pre-built integrations can accelerate the adoption of our platform within our customers’ environment and speed the creation of automations that span multiple technologies.
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
We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements Inc., or Cloud Elements, a provider of a leading application programming interface integration platform for SaaS application providers and the digital enterprise. This acquisition brings technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers.
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
Components of Results of Operations
Revenue
We derive revenue from the sale of software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain software products we host (i.e., SaaS), and professional services. We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. Customers can license our software and deploy our platform on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant, SaaS version of certain products (i.e. our SaaS products), which enables our customers to begin automating without the need to provision infrastructure, install applications or perform additional configurations. We also offer maintenance and support, training, and implementation services to our customers to facilitate their adoption of our platform.
In fiscal 2021, we began offering both hybrid solutions and SaaS products. Hybrid solutions are comprised of three performance obligations, consisting of a term license, maintenance and support, and SaaS.

During the third quarter of fiscal 2022, maintenance and support revenue was renamed subscription services revenue, and services and other revenue was renamed professional services and other revenue. We believe that that the new captions better reflect the composition of the revenue streams included in these line items on the condensed consolidated statements of operations.
Licenses
We primarily sell term licenses, which provide customers the right to use software for a specified period of time. From time to time, we also sell perpetual licenses that provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term.
Subscription Services
Subscription services revenue consists of maintenance and support revenue generated through technical support and the provision of unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support represents a stand-ready obligation for which revenue is recognized ratably over the term of the arrangement.
Subscription services revenue also consists of revenue related to our SaaS products, including those sold as part of our hybrid offerings. Our SaaS products are stand-ready obligations to provide access to our software, and the associated revenue is recognized on a ratable basis over the contractual period of the arrangement beginning when or as control of the promised service begins to transfer to the customer.
Professional Services and Other
Professional services and other revenue consists of fees associated with professional services for process automation, customer education, and training services. A substantial majority of our professional services contracts are recognized on a time and materials basis and the related revenue is recognized as the services are rendered.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes expenses related to third-party consulting services and allocated overhead. Overhead is allocated to cost of professional services and other revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of professional services and other revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal year 2021 and through the current quarter, certain operating expenses decreased, such as travel and entertainment, primarily as a result of the COVID-19 pandemic. We expect a resumption of travel and entertainment and related expenses as we approach fiscal year 2023, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential changes to travel restrictions and stay-at-home orders.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Similar to travel and entertainment, trade show expenses also decreased in fiscal year 2021 and through the first half of fiscal year 2022, as a result of the COVID-19 pandemic. We have since seen trade show expenses resume, largely in connection with our FORWARD IV user conference in October. We plan to increase our investment in sales and marketing in absolute dollars over the foreseeable future as we continue to hire additional personnel and invest in sales and marketing programs. However, we expect that our sales and marketing expense will decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs for our research and development employees. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to develop new technology and enhance the functionality and capabilities of our existing products and platform infrastructure. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
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

Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and Romanian deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowances.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Licenses	$111,608	$78,555	$307,371	$221,827
Subscription services	97,963	61,508	265,924	156,636
Professional services and other	11,245	7,226	29,259	21,305
Total revenue	220,816	147,289	602,554	399,768
Cost of revenue:
Licenses (1)	2,626	1,720	7,514	4,773
Subscription services (1)(2)	15,659	6,092	42,076	17,136
Professional services and other (2)	24,815	9,573	78,114	23,812
Total cost of revenue	43,100	17,385	127,704	45,721
Gross profit	177,716	129,904	474,850	354,047
Operating expenses:
Sales and marketing (1)(2)	172,906	99,512	522,925	280,774
Research and development (2)	61,559	27,456	212,245	80,726
General and administrative (1)(2)	59,498	65,951	189,747	117,461
Total operating expenses	293,963	192,919	924,917	478,961
Operating loss	(116,247)	(63,015)	(450,067)	(124,914)
Interest income	899	144	2,606	751
Other (expense) income, net	(4,300)	(6,303)	(8,743)	9,870
Loss before income taxes	(119,648)	(69,174)	(456,204)	(114,293)
Provision for income taxes	3,139	1,622	6,272	4,356
Net loss	$(122,787)	$(70,796)	$(462,476)	$(118,649)

(1) Includes amortization of acquired intangible assets as follows:
Cost of revenue	$958	$634	$2,680	$1,837
Sales and marketing	405	35	993	88
General and administrative	44	—	44	—
Total amortization of acquired intangible assets	$1,407	$669	$3,717	$1,925

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$6,350	$665	$37,056	$1,688
Sales and marketing	41,823	5,116	202,122	10,744
Research and development	24,866	3,169	114,460	7,796
General and administrative	22,064	39,814	84,913	45,566
Total stock-based compensation expense	$95,103	$48,764	$438,551	$65,794

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	51%	53%	51%	55%
Subscription services	44%	42%	44%	39%
Professional services and other	5%	5%	5%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	7%	4%	7%	4%
Professional services and other	12%	7%	13%	6%
Total cost of revenue	20%	12%	21%	11%
Gross profit	80%	88%	79%	89%
Operating expenses:
Sales and marketing	78%	67%	87%	70%
Research and development	28%	19%	35%	20%
General and administrative	27%	45%	32%	30%
Total operating expenses	133%	131%	154%	120%
Operating loss	(53)%	(43)%	(75)%	(31)%
Interest income	—%	—%	—%	—%
Other (expense) income, net	(2)%	(4)%	(1)%	2%
Loss before income taxes	(55)%	(47)%	(76)%	(29)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(56)%	(48)%	(77)%	(30)%
Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$111,608	$78,555	$33,053	42%
Subscription services	97,963	61,508	36,455	59%
Professional services and other	11,245	7,226	4,019	56%
Total revenue	$220,816	$147,289	$73,527	50%
Total revenue increased by $73.5 million, or 50%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to an increase in subscription services revenue of $36.5 million and an increase in licenses revenue of $33.1 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 31% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$2,626	$1,720	$906	53%
Subscription services	15,659	6,092	9,567	157%
Professional services and other	24,815	9,573	15,242	159%
Total cost of revenue	$43,100	$17,385	$25,715	148%
Gross Margin	80%	88%
Total cost of revenue increased by $25.7 million, or 148%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, mainly due to increases in cost of subscription services revenue and cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $6.6 million increase in personnel-related expenses, which included an increase of $1.9 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for restricted stock units (RSUs), an increase of $0.7 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Cost of subscription services revenue was also impacted by a $2.3 million increase in hosting costs and professional services, and a $0.6 million increase in depreciation and amortization expense. The increase in cost of professional services and other revenue was primarily driven by an increase of $10.4 million in personnel-related expenses, which included an increase of $3.8 million in stock-based compensation expense, mostly as a result of the satisfaction of IPO-related performance conditions in the first quarter of fiscal 2022, an increase of $2.5 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Cost of professional services and other revenue was also impacted by a $5.1 million increase in third-party consulting fees.
Our gross margin decreased to 80% for the three months ended October 31, 2021 compared to 88% for the three months ended October 31, 2020, primarily as a result of higher personnel-related expenses driven by both increased headcount and higher stock-based compensation expense recognized as a result of the satisfaction of IPO-related performance conditions in the first quarter of fiscal 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Sales and marketing	$172,906	$99,512	$73,394	74%
Percentage of revenue	78%	67%
Sales and marketing expense increased by $73.4 million, or 74%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. This increase was primarily attributable to an increase of $80.8 million in personnel-related expenses, which included an increase of $36.7 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $23.8 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Sales and marketing expense was also impacted by an aggregate increase of $10.8 million in brand marketing, recruiting, travel, and software services expenses and an increase of $0.5 million in rent expense. These increases were partially offset by a decrease of $19.2 million in sales commissions expense due to the accounting impact of our fiscal year 2022 sales incentive plan.

Research and Development

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Research and development	$61,559	$27,456	$34,103	124%
Percentage of revenue	28%	19%
Research and development expense increased by $34.1 million, or 124%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily attributable to an increase of $30.2 million in personnel-related expenses, which included an increase of $21.7 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $1.3 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Research and development expense was also impacted by an increase of $3.4 million related to software, equipment, and third-party consulting expenses.
General and Administrative

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
General and administrative	$59,498	$65,951	$(6,453)	(10)%
Percentage of revenue	27%	45%
General and administrative expense decreased by $6.5 million, or 10%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. This decrease was primarily attributable to a decrease of $13.9 million in personnel-related expenses, which included a decrease of $17.8 million in stock-based compensation, partially offset by an increase of $3.1 million in insurance-related expenses as a result of becoming a public company, an increase of $2.5 million in third-party consulting expenses, and an increase of $0.5 million related to employer tax on settlement of equity awards.
Interest Income

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Interest income	$899	$144	$755	524%
Percentage of revenue	—%	—%
Interest income, related to our cash deposits and investments in marketable securities, increased by $0.8 million, or 524%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 as a result of the period-over-period increase in our cash and cash equivalents and marketable securities.
Other Expense, Net

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Other expense, net	$(4,300)	$(6,303)	$2,003	(32)%
Percentage of revenue	(2)%	(4)%
Other expense, net decreased by $2.0 million, or 32%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease was primarily attributable to gains on foreign currency forward contracts recognized in the current period.

Provision For Income Taxes

	Three Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,139	$1,622	$1,517	94%
Percentage of revenue	1%	1%
Provision for income taxes increased by $1.5 million, or 94%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in tax expense is driven primarily by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$307,371	$221,827	$85,544	39%
Subscription services	265,924	156,636	109,288	70%
Professional services and other	29,259	21,305	7,954	37%
Total revenue	$602,554	$399,768	$202,786	51%
Total revenue increased by $202.8 million, or 51%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to an increase in subscription services revenue of $109.3 million and an increase in licenses revenue of $85.5 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 28% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Licenses	$7,514	$4,773	$2,741	57%
Subscription services	42,076	17,136	24,940	146%
Professional services and other	78,114	23,812	54,302	228%
Total cost of revenue	$127,704	$45,721	$81,983	179%
Gross Margin	79%	89%
Total cost of revenue increased by $82.0 million, or 179%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in cost of licenses revenue was primarily due to an increase in third-party software resale costs of $1.7 million and an increase of $1.2 million of direct costs associated with the delivery of licenses to customers, partially offset by lower depreciation and amortization expense. The increase in subscription services revenue costs was primarily driven by a $18.0 million increase in personnel-related expenses, which included an increase of $9.6 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $0.9 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Cost of subscription services revenue was also impacted by a $5.5 million increase in hosting costs and third-party professional services, and a $1.5 million increase in depreciation and amortization expense. The increase in cost of professional services and other revenue was primarily driven by an increase of $43.4 million in personnel-related expenses, which included an increase of

$25.8 million in stock-based compensation expense, mostly recognized in connection with the satisfaction of performance-based vesting conditions following our IPO, an increase of $3.6 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Cost of professional services and other revenue was also impacted by a $11.2 million increase in third-party consulting fees.
Our gross margin decreased to 79% for the nine months ended October 31, 2021 compared to 89% for the nine months ended October 31, 2020, primarily as a result of stock-based compensation expense recognized in connection with the satisfaction of performance-based vesting conditions following our IPO.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Sales and marketing	$522,925	$280,774	$242,151	86%
Percentage of revenue	87%	70%
Sales and marketing expense increased by $242.2 million, or 86%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. This increase was primarily attributable to an increase of $265.0 million in personnel-related expenses, which included an increase of $191.4 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $32.5 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Sales and marketing expense was also impacted by an aggregate increase of $21.8 million in brand marketing, third-party consulting, recruiting, software services, and training expenses. These increases were partially offset by a decrease of $41.8 million in sales commissions expense due to the accounting impact of our fiscal year 2022 sales incentive plan, and an aggregate decrease of $3.8 million in rent and travel expenses.
Research and Development

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Research and development	$212,245	$80,726	$131,519	163%
Percentage of revenue	35%	20%
Research and development expense increased by $131.5 million, or 163%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily attributable to an increase of $127.2 million in personnel-related expenses, which included an increase of $106.7 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $1.6 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Research and development expense was also impacted by an increase of $3.9 million in third-party software service and hosting costs.
General and Administrative

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
General and administrative	$189,747	$117,461	$72,286	62%
Percentage of revenue	32%	30%
General and administrative expense increased by $72.3 million, or 62%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. This increase was primarily attributable to an increase of $50.5 million in personnel-related expenses, which included an increase of $39.4 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, an increase of $1.0 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. General and administrative expense was also impacted by an increase of $10.6 million in third-party consulting fees, an increase of $6.8 million in insurance-related expenses as a result of becoming a public company, an increase of $5.3 million in training and travel expenses, and an increase of $4.1 million attributable to software and other expenses, partially offset by a $6.1 million decrease in bad debt, rent, and other tax expense.
Interest Income

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Interest income	$2,606	$751	$1,855	247%
Percentage of revenue	—%	—%
Interest income, related to our cash deposits and investments in marketable securities, increased by $1.9 million, or 247%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 as a result of the period-over-period increase in our cash and cash equivalents and marketable securities.
Other (Expense) Income, Net

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(8,743)	$9,870	$(18,613)	(189)%
Percentage of revenue	(1)%	2%
Other (expense) income, net decreased by $18.6 million, or 189%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The decrease was primarily attributable to foreign exchange gains recognized in the prior period.
Provision For Income Taxes

	Nine Months Ended October 31,
	2021	2020	Change	Change %
	(dollars in thousands)
Provision for income taxes	$6,272	$4,356	$1,916	44%
Percentage of revenue	1%	1%
Provision for income taxes increased by $1.9 million or 44%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in tax expense was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,891.5 million, and we had an accumulated deficit of $1,432.8 million. During the nine months ended October 31, 2021, we reported a net loss of $462.5 million, and net cash used in operations of $48.9 million.
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
Our future capital requirements will depend on many factors, including our revenue growth rate, our product sales, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of October 31, 2021, we had no outstanding debt under the Credit Facility and were in compliance with our covenants thereunder.
Cash Flows
The following table shows a summary of our cash flows for the period presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(48,949)	$10,998
Net cash used in investing activities	$(29,120)	$(20,679)
Net cash provided by financing activities	$1,472,042	$244,608
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

Net cash used in operating activities for the nine months ended October 31, 2021 of $48.9 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including increased year-end fiscal 2021 sales commissions and bonuses paid in the first quarter of fiscal 2022. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 42% higher than during the nine months ended October 31, 2020.
Net cash provided by operating activities for the nine months ended October 31, 2020 of $11.0 million was driven by cash collections from our customers and foreign currency transaction gains, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams. Other cash operating expenditures included payments for professional services, software, office rent, and travel.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2021 of $29.1 million was driven by $161.2 million in purchases of marketable securities, $5.7 million in capital expenditures, $5.5 million in cash consideration associated with the acquisition of Cloud Elements, which is presented net of cash acquired, $3.0 million in capitalized software development costs and $1.2 million in purchases of intangible assets, partially offset by $147.5 million in sales and maturities of marketable securities.
Net cash used in investing activities for the nine months ended October 31, 2020 of $20.7 million was driven by $19.7 million in cash consideration related to a business combination, and capital expenditures of $1.0 million.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2021 of $1,472.0 million was primarily driven by $749.8 million in net proceeds from issuance of Series F convertible preferred stock, $692.4 million in net proceeds from our IPO after deducting underwriting expenses and commissions, net receipts of tax withholdings on sell-to-cover equity award transactions of $20.4 million, proceeds from employee stock purchase plan contributions of $13.8 million, and proceeds from the exercise of stock options of $9.7 million, partially offset by payments of tax withholdings on the net settlement of equity awards of $10.3 million and payments of IPO-related costs of $3.7 million.
Net cash provided by financing activities for the nine months ended October 31, 2020 of $244.6 million was primarily driven by $225.6 million in net proceeds from issuance of Series E convertible preferred stock and $19.8 million in proceeds from the exercise of stock options, partially offset by payments of deferred costs related to the Credit Facility of $0.8 million.
Contractual Obligations and Commitments
On September 24, 2021, we entered into an agreement of lease for office space on the 60th floor of One Vanderbilt Avenue, New York, New York, to serve as our new corporate headquarters. A copy of this agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Refer to Note 8, Operating Leases, for further information about our operating lease payment obligations as of October 31, 2021.
Other than the above, there were no material changes to our commitments and contractual obligations during the three and nine months ended October 31, 2021 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Final Prospectus.
Off-Balance Sheet Arrangements
In the ordinary course of business we have engaged in and may continue to engage in transactions with an unconsolidated variable interest entity, or VIE, that is not reflected in our condensed consolidated balance sheets. Refer to Note 2, Summary of Significant Accounting Policies—Variable Interest Entity, for further information on this unconsolidated VIE.
As of and during the three and nine months ended October 31, 2021, we did not have any off-balance sheet financing arrangements or any other relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Refer to Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies.
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in the Final Prospectus.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Interest Rate Risk
As of October 31, 2021, we had $1,776.4 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, money market funds, commercial paper and corporate bonds with maturity dates of less than 3 months at the purchase date. We also had $115.1 million of marketable securities. Marketable securities consist of corporate bonds, commercial paper, and municipal bonds. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of October 31, 2021. The effect of a hypothetical 10% change in interest rates on our unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2021 would have been immaterial.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other (expense) income, net on our condensed consolidated financial statements. We have engaged in hedging activity to reduce our potential exposure to currency fluctuations since the fourth quarter in fiscal year 2021. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $25.0 million for the nine months ended October 31, 2021. During the nine months ended October 31, 2021, approximately 54% of our revenues and approximately 31% of our expenses were denominated in non-U.S. dollar currencies. For the three and nine months ended October 31, 2021 we recognized net foreign currency transaction losses of $3.4 million and $6.6 million, respectively, after the impact of foreign currency forward contracts.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2021.
Changes in Internal Control Over Financial Reporting
Although we have recently selectively reopened certain of our offices, most of our workforce has been working from home since the onset of the COVID-19 pandemic. While our controls were not specifically designed to operate under these circumstances, during the three and nine months ended October 31, 2021 no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at a reasonable assurance level. However, any control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its objectives will be met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including resource constraints, errors in judgment, and the possibility that controls and procedures will be circumvented by collusion, by management override, or by mistake. Additionally, the design of any control system is based in part on management assumptions about the likelihood of future events, and there can be no assurance that the system will succeed in achieving its objectives under all potential future scenarios. As a result of these limitations, our management does not expect that our disclosure controls and procedures will prevent all potential errors or fraud or detect all potential misstatements due to error or fraud.

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
We have experienced rapid growth. Our annualized renewal run-rate, or ARR, was $818.4 million and $518.4 million at October 31, 2021 and 2020, respectively, representing a growth rate of 58%. We generated revenue of $220.8 million and $147.3 million, for the three months ended October 31, 2021 and 2020, respectively, representing a growth rate of 50%. We generated revenue of $602.6 million and $399.8 million, for the nine months ended October 31, 2021 and 2020, respectively, representing a growth rate of 51%. You should not, however, rely on the ARR or revenue growth of any prior quarterly or annual fiscal period as an indication of our future performance. We were incorporated in June 2015, and as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Even if our ARR and revenue continue to increase, we expect that our ARR and revenue growth rates will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our business depends on a number of additional factors, including our ability to:
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
These investments may not be successful on the timeline we anticipate or at all, and may not result in increased ARR or revenue growth. For instance, we anticipate that our customers will continue to increase adoption of our SaaS products in future periods. We have offered our SaaS products for only a short period of time, and we cannot predict how increased adoption of our SaaS products will change the buying patterns of our customers or impact our future ARR or revenue. If we are unable to maintain or increase our ARR or revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays, and other known or unknown factors that may result in losses in future periods. If our ARR or revenue growth does not meet our expectations in future periods, our business, financial position, and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
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
Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities. For instance, a number of our potential competitors already have close, integrated relationships with our customers and potential customers for other service offerings. If any of these potential competitors were to provide an automation solution within their current service offerings as a single, integrated solution, our customers and potential customers may choose to adopt the integrated solution due to administrative ease or other factors that are outside our control. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their on-premises or SaaS solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.
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
We have experienced net losses in each fiscal year since inception. For the nine months ended October 31, 2021 and 2020, we incurred net losses of $462.5 million and $118.6 million, respectively. As of October 31, 2021 and January 31, 2021, we had an accumulated deficit of $1,432.8 million and $970.4 million, respectively. While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
In light of the uncertain and evolving situation relating to the spread of COVID-19, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing, or holding virtually any UiPath events and discouraging employee attendance at any industry events or in-person work-related meetings. Although we have recently reopened and may continue to selectively reopen certain of our offices, permit some travel, and hold certain in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation on in-person travel and in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international operations and continued international operations, or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers, and vendors and other parties with whom we do business continue to operate remotely. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. COVID-19 could also adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers, or vendors or other parties with whom we do business to meet their contractual obligations.
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
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For the three and nine months ended October 31, 2021 and 2020, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.
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
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of October 31, 2021, we had 1,363 customers with ARR of $100 thousand or more and 135 customers with ARR of $1.0 million or more, which accounted for approximately 77% and 41% of our revenue, respectively, for the period then ended. As of October 31, 2020, we had 899 customers with ARR of $100 thousand or more and 74 customers with ARR of $1.0 million or more, which accounted for approximately 72% and 33% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles and, the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
ARR is based on numerous assumptions and limitations, is calculated using our internal data that have not been independently verified by third parties, and may not provide an accurate indication of our future or expected results. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. ARR is not a forecast of revenue and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. As a result, ARR and our other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for additional information regarding our ARR.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, the proceeds from our IPO increased the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For instance, we previously acquired certain products to support our platform’s technology through third-party acquisitions, and we may similarly acquire additional technologies in the future to further support the development of our platform. If we cannot adequately integrate these technologies into our platform or if the acquired technologies do not perform as expected, it may harm our product development efforts. Additionally, these transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other U.S. state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Although there are limited exemptions under the CCPA (for example, business-to-business communications), the CCPA could impact our business depending on how the CCPA will be interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. The CCPA may increase our compliance costs and potential liability. In addition, California voters approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States are beginning to propose and enact laws that are similar to the CCPA, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. For example, Virginia and Colorado have similarly enacted comprehensive privacy laws, the Virginia Consumer Data Protection Act and Colorado Privacy Act, respectively, which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation, all of which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries and all existing transfers of personal data from the EEA to third countries relying on the previous versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses has and will continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.
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
In addition, while the UK data protection regime currently permits data transfers from the United Kingdom to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the previous version of the EU Standard Contractual Clauses and binding corporate rules for personal data transfers from the United Kingdom to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the United Kingdom to the EEA and other third countries. In particular, the UK Information Commissioner’s Office has recently published a draft version of its own bespoke International Data Transfer Agreement, or IDTA, and UK Addendum to the EU Standard Contractual Clauses. This could, in the future, necessitate the implementation of the UK IDTA, UK Addendum to the EU Standard Contractual Clauses and/or new EU Standard Contractual Clauses which would require significant resources and necessitate significant cost, to implement and manage.
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
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 56% and 59% of our revenue for the three months ended October 31, 2021 and 2020, respectively, and 58% and 62% of our revenue for the nine months ended October 31, 2021 and 2020, respectively. Beyond the United States, we have operational presence internationally, including in Romania and a number of other countries in Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, Russia, Singapore, South Korea, Turkey, the United Arab Emirates, and the United Kingdom, among others. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of October 31, 2021, the majority of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations, and we must monitor such changes closely. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Further, tax proposals issued recently in the U.S. under the Biden administration have contained important amendments that could have a material impact on the overall tax position of U.S. taxpayers, especially with regard to international aspects of taxation. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.
The Organization for Economic Cooperation and Development, or OECD, has been working on a Base Erosion and Profit Shifting Project, or BEPS, and issued a report in 2015, an interim report in 2018, and has issued additional guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. While this project is in an advanced stage, we cannot predict what its outcome will be or what potential impact it may have on our tax obligations and operations. In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Further details regarding implementation of these rules are expected to be finalized by December 2021. These rules, should they implemented via domestic legislation of countries or via international treaties, could have a material impact on our financial statements.
The European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. The Council of the European Union stated publicly that an EU digital levy may be designed as a measure separate from the OECD framework, which could represent a significant departure from the understanding to date regarding digital services taxes serving as a backstop to such framework. In addition, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. However, such proposals will be strongly connected with the OECD Pillar One and Pillar Two action plan and implementation; various mechanisms to avoid double taxation are currently being assessed and formal proposals are expected to be issued during calendar year 2022.
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
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our Chief Executive Officer, Co-Founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 88% voting power of our outstanding capital stock as of October 31, 2021. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.
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
We cannot predict whether our dual class structure, combined with the concentrated control of our Chief Executive Officer, Co-Founder, and Chairman, who holds all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-

class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
In addition, there were 45,467,081 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of October 31, 2021. Earlier this year, we filed a registration statement to register all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock became eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to the lock-up agreements described above and compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As a public company, we have incurred, and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
None.

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
Issuer Purchase of Equity Securities
The following table presents our repurchases of Class A common stock during the three months ended October 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
August 1 – 31	1,077	$64.55
September 1 – 30	2,495	52.00
October 1 – 31	—	—
Total	3,572	$55.78
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

3.2	Amended and Restated Bylaws of UiPath, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40348), filed with the SEC on April 28, 2021).
10.1*††	Lease Agreement, dated as of September 24, 2021, between UiPath, Inc. and One Vanderbilt Owner LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
*    Filed herewith.
†† Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.
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

UiPath, Inc.

Date: December 9, 2021	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)