Form 10-K
period 2022-01-31
UiPath, Inc.
filed 2022-04-04
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40348
UiPath, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4333187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

452 5th Avenue, 22nd Floor New York, New York	10018
(Address of Principal Executive Offices)	(Zip code)

(844) 432-0455
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	PATH	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 30, 2021, based on the closing price of $62.56 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $20.1 billion. Shares of common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 30, 2022, the registrant had 459,634,542 shares of Class A common stock and 82,452,748 shares of Class B common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of
January 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

For the purposes of this Annual Report on Form 10-K, the terms "we," "us," "our," "UiPath," and "the Company," refer to UiPath, Inc. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our annualized renewal run-rate ("ARR"), revenue, expenses, and other operating results;
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
•the effect of global events, such as the COVID-19 pandemic or other public health crises and the effect of the Russian military operations in Ukraine, on our business, industry, and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. Such statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I
Item 1. Business
Overview
Our automation platform is designed to transform the way humans work. We provide our customers with a robust set of capabilities that allow them to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of artificial intelligence ("AI") based computer vision to enable our software robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. The ability of our robots to replicate steps performed by humans in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
Our platform interacts with and automates processes across a company’s existing enterprise stack. As a result, our customers can leverage the power of our platform without the need to replace or change existing business applications, resulting in lower overall information technology ("IT") infrastructure cost. Our platform enables employees to quickly build automations for both existing and new processes. Employees can seamlessly maintain and scale automations across multiple deployment options, constantly improve and evolve automations, and continuously track and measure the performance of automations, all without substantial technical experience.
At the core of our automation platform is a set of capabilities that emulates human behavior and provides our customers with the ability to automate both simple and complex use cases. Automations can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability across departments within an organization. Many of our customers expand the scope and size of use cases across their organizations as they quickly realize the power of our platform.
We believe that the success of our land-and-expand business model is centered on our ability to deliver significant value in a short time. We grow with our customers as they identify and expand the number of business processes to automate, which increases the number of robots deployed and the number of users interacting with robots. We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers, as well as a global strategic sales team focused on the largest global customers.
Our mission is to unlock human creativity and ingenuity by enabling the fully automated enterprise and empowering employees through automation. Our society is at a turning point in how organizations execute work, and we believe that the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities. While we are still in the early days of a multi-year journey, momentum is growing as organizations across the world are only now beginning to understand the power of automation. We believe that we are disrupting a significant and fast-growing market and that the largely untapped opportunity ahead of us has the potential to be one of the biggest ever in enterprise software.
Trends Shaping Our Industry
Explosive growth of cloud-based applications is creating a new era of IT complexity. Businesses around the world are spending billions of dollars to adopt applications that help advance digital transformation and drive competitive advantages. With the proliferation of cloud technologies and software-as-a-service ("SaaS"), traditional software suites have been disaggregated into point solutions. For example, human capital management software has been segregated across recruiting, payroll, benefits administration, and other key business functions. As a result, enterprises have transitioned from managing a handful of multi-purpose, largely on-premises applications to managing hundreds and even thousands of specialized point solutions deployed across on-premises, cloud, and hybrid environments. These applications, which were generally not designed for interoperability, run in tandem with long-running, legacy technologies. The increasing volume of applications has a compounding effect on the complexity of business processes and the IT environments that support them.

The benefits of digital transformation have yet to make their way to the workforce. Modern enterprise applications enable deep and nuanced functionalities, such as conducting personalized marketing campaigns, predictive service delivery, and real time visibility of goods movement across the supply chain. However, despite massive functional advancement, the true promise and potential of digital transformation—reallocating human capital towards cognitive, higher-value activities—remains elusive, which limits improvements in productivity.
Individual business processes rely on multiple business applications, and humans to orchestrate them. While specialized applications deliver extensive functionality, they do not account for the full spectrum of how work gets done. The proliferation of specialized applications has resulted in humans being the connective tissue in an enterprise, working across a wide range of applications that individually are not built to address the needs of the actual processes they are supporting. As a result, activities performed by many employees today are still manual, mundane, and administrative, taking their focus away from higher-value activities that can directly improve business performance.
Manual and repetitive tasks have a negative impact on employee experience. Employees must navigate an ever-increasing number of systems and applications to perform their day-to-day work. This dynamic forces them to constantly execute manual, time-consuming, and repetitive tasks to get their work done. The friction faced by employees often results in lost productivity that can have a direct impact on a company’s bottom line. Traditional automation solutions intended to reduce this friction have generally been designed to be used by developers and engineers, rather than the employees directly involved in executing the actual work being automated. As a result, employees are limited by the lack of flexibility of these traditional automation technologies, and employee productivity, innovation, and satisfaction suffer.
Empowering employees to automate their personal workflows is leading to a democratization of automation. The emerging workforce is developing increasingly advanced technical skills and training in automation. Individuals are entering the workforce with higher expectations related to job impact, satisfaction, and efficiency, and view software as a driving force in realizing those expectations. As a result, organizations are seeking to empower employees with tools that optimize the more tedious parts of their jobs. Together, the combination of technology that can emulate human behavior and a workforce with the knowledge and tools to create their own automations has enabled enterprises to begin to automate a significant number of use cases, from individual tasks to enterprise-wide processes.
Cost of skilled human capital is accelerating the evolution towards the fully automated enterprise. The cost of skilled human capital continues to rise due to growing demand. This trend has become particularly evident in light of the high rate of voluntary resignations following the COVID-19 pandemic, known as "The Great Resignation." We believe it is increasingly imperative for enterprises to leverage automation to liberate employees from menial, repetitive, and less productive tasks and to better utilize the positive qualities that only humans have, such as abstract thinking, making connections, dealing with ambiguity, creativity, innovation, passion, and community engagement. We believe this will drive enterprise value and greater employee engagement.
Automation is the new frontier of competitive differentiation. Enterprises want to be able to unify, tailor, and run applications without significant IT resources or changes to existing infrastructure. Automation solutions that can accurately and consistently emulate human behavior are able to work within existing business processes in a way that traditional applications cannot, allowing businesses to harness the power of their specialized applications. This new approach is disrupting traditional automation and transforming data-processing work by allowing customers to find efficiencies without materially changing business processes or infrastructure.
Competition
The market for robotic process automation ("RPA") is one of the fastest growing enterprise software markets and is increasingly competitive. We believe our competitors primarily exist across the following three categories:
•RPA software providers that offer RPA platforms, but lack end-to-end automation capabilities.
•Adjacent automation and integration platform companies, such as low-code, intelligent business process management suite ("iBPMS"), integration platform as a service ("iPaaS"), process mining, and test automation vendors, that provide additional features that can be useful for automations. We have alliances and integrations with the key vendors in each of these groups, but they often develop and market automation capabilities as extensions of their core platforms.

•Enterprise platform vendors that are acquiring, building, or investing in RPA functionality or partnering with RPA providers.
A number of technology companies have attempted to address the automation needs of organizations through the application of business process management, application development platform offerings, RPA tools, and AI point offerings, as well as other horizontal software applications. However, these existing offerings are challenged by a number of inherent limitations, including:
•lack of an end-to-end platform;
•overreliance on application programming interfaces ("APIs");
•inability to automate across applications;
•challenges in linking AI capabilities to real-world execution;
•immature user interface ("UI") automation capabilities;
•need for changes to an enterprise's underlying infrastructure;
•unsuitability for organization-wide use;
•lack of governance capabilities at scale;
•onerous deployment;
•lack of openness and interoperability; and
•lack of an engaged user community.

Our Solution
Our platform is purpose-built to be responsive to these challenges and to advance the next generation of automation with several key strengths:
•Our open ecosystem is architecture agnostic, which allows organizations to automate existing infrastructure and accelerate digital innovation without the need to replace or make large investments in their existing infrastructure.
•Our platform’s embedded AI and machine learning ("ML") capabilities improve decisioning and information processing by adapting to constantly changing variables.
•Our robots’ ability to emulate human behavior allows organizations to leverage our platform to address a myriad of use cases, from the simple to the complex, and makes automation accessible to employees throughout an organization.
•Our multi-tenant platform is built for enterprise deployment, with security and governance at its core, and can be deployed on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant SaaS version called Automation Cloud, which enables our customers to begin automating without the need to provision infrastructure, install applications, or perform additional configurations.
•Our intuitive interface and low-code, drag-and-drop functionality is easy for employees to learn regardless of their technical acumen; built-in, customizable, and shareable components serve as building blocks for users to quickly and easily build and deploy automations.
•Our platform tracks, measures, and forecasts the performance of automations, enabling customers to gain powerful insights and generate key performance indicators with actionable metrics.
•Our technology democratizes automation, empowering employees and resulting in greater professional fulfillment and job satisfaction.
•Our platform was designed to enable people and robots to work together in harmony, with each focusing on the processes they execute best, to improve business outcomes. Robots execute the time-consuming, manual processes that make work less interesting and satisfying, freeing up humans to think more creatively, innovate, and solve complex problems.

Our Platform and the Automation Lifecycle
Our platform is built to span the entire automation lifecycle. We provide our customers with a comprehensive set of capabilities to discover, build, run, manage, engage, measure, and govern automations across departments and personas within an organization:
Discover combines AI with desktop recording, back-end mining of both human activity and system logs, and intuitive visualization tools, enabling users to discover, analyze, and identify unique processes to automate in a centralized portal.
•Automation Hub is a command center that enables an organization’s center of excellence ("COE") to easily source, manage, and control the automation pipeline in one place.
•Process Mining can natively extract, transform, and log data from business applications and productivity tools to get a thorough understanding of business processes.
•Task Mining automatically identifies and aggregates employee workflow across allowed applications.
•Task Capture allows employees to document processes on their computers by simply hitting “record.”
Build offers low-code development environments with easy-to-use, drag-and-drop functionality that users in an organization can use to create attended and unattended automations without any prior knowledge of coding.
•Studio is an easy-to-use development platform designed for RPA developers looking to build complex process automations with built-in governance capabilities.
•StudioX is our low-code, drag-and-drop, citizen development platform empowering employees to automate tasks for themselves and their immediate teams.
•Document Understanding leverages AI and ML to enable software robots to extract, interpret, and process data from structured, semi-structured, and unstructured documents.
•Integration Service empowers developers to seamlessly combine UI automation with API automation.
•Marketplace offers vetted, pre-built, and reusable automaton activities and components developed by our employees, customers, partners, and students to help enterprises rapidly implement automations and save development time and costs.
Run deploys robots in highly immersive attended experiences or in standalone, unattended modes behind the scenes, and can leverage native connectors built for commonly used line-of-business applications.
•Attended Robots work side by side with people, handling workflow tasks as specified and running either on command or based on pre-defined triggers.
•Assistant is a desktop launchpad that providers users with easy access to attended automations.
•Unattended Robots are designed to work independently and can handle complex, long-running processes, working in the background and involving people as needed to validate information or handle exceptions.
•Test Robots run test automations for both RPA testing and application testing.
Manage offers centralized tools designed to securely and resiliently manage, test, and deploy automations and ML models across the entire enterprise, with seamless access, enterprise-grade security, and endless scalability of data.
•Orchestrator is the heart of an enterprise’s automation management, giving an organization the power to provision, deploy, trigger, monitor, measure, and track the successful operation of a business’s robots from any supported device. Orchestrator tracks and logs robot activity, along with what people do in tandem, to maintain strict compliance and governance through dashboards and visualization tools.
•Test Manager automates and centralizes testing to improve the quality of automations and applications before they go live, whether testing RPA workflows, web applications, enterprise applications, or mobile applications, and is seamlessly integrated with Atlassian Jira.
•Insights tracks, measures, and forecasts the performance of a single automation to the entire automation program through dashboards and one-click drilldowns, offering self-service analysis and tools to share reports with key stakeholders across the company.
•Data Service provides low-code data modeling and storage capabilities to centrally model, manage, and store automation data directly in our platform with enterprise-grade security.

•AI Center enables organizations to integrate and deploy their own ML models, pre-built UiPath models, or custom models from a UiPath partner or other third-party into their workflows.
Engage allows our customers to manage long running processes that orchestrate work between robots and humans. From triggering robots to handling requests from robots, or consuming data that is surfaced by robots, people can easily remain a key part of the automated processes and launch, audit, and enhance automations.
•Apps enables users to easily develop a purpose-built presentation layer that acts as the interface between people and robots on a workstation desktop, tablet, or mobile phone.
•Action Center enables robots and people to collaborate more efficiently and effectively when an automation includes decisions that humans should make—such as approvals, escalations, and exceptions.
•Assistant enables users to view, manage, and set reminders for automations, as well as request to start or stop jobs and change settings based on user inputs.
•Chatbots enable users to trigger robots to accomplish tasks through conversational interfaces, social messaging apps, and even voice channels, in multiple languages.
Measure and Govern enable users to track, measure, and forecast the performance of automation in their enterprise and help businesses ensure compliance with business standards. Our platform is designed to balance compliance with empowerment through granular control of what can be automated, who can build and publish automations, and complete lifecycle management with role-based access control and enforcement. Measurement capabilities are driven by our Insights product, and Automation Ops provides policy-based administration for governance activities.
UiPath Community
We have created and cultivated a vibrant, global network of 1.9 million automation professionals who are building and sharing automations that are transforming work and their organizations. Over one million users are enrolled in UiPath Academy, our online training platform that offers free, unlimited access to learning plans based on various automation-related job roles. Approximately 1,800 universities, colleges and non-profit organizations across 68 countries are in our Academic Alliance program, which gives professors free automation curriculum to teach automation skills to future generations. As of January 31, 2022, over 2,400 trained educators have provided learning courses to more than 300,000 students since the program's launch in 2019.
Our Growth Strategies
We are pursuing a large market opportunity with growth strategies that include:
Acquire New Customers — Our market is rapidly growing and largely unpenetrated. We believe that as more organizations adopt our automation platform and experience quantifiable competitive advantages, other organizations will also adopt automation as a necessary tool to compete. Our go-to-market team sells to organizations of all sizes and across a broad range of industries. We also use an inside sales team focused on small and mid-sized businesses. We plan to continue to invest in our go-to-market team to grow our customer base both domestically and internationally.
Expand Within Our Existing Customer Base — Our customer base represents a significant opportunity for further sales expansion through the following vectors:
•deploy more software robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform products beyond core RPA, such as our Document Understanding offering and process discovery suite of tools; and
•expand use cases for automation in the organization
Grow and Cultivate Our Partner and Channel Network —We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills on our technology as well as those that deploy our technology on behalf of their customers.

Continue to Innovate and Invest in Our Platform — We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and will continue to make significant investments in research and development to enhance our technology.
Foster the Next Generation of Work and Grow Our Community — We have built an extensive ecosystem through our Community and UiPath Academy initiatives, which support and train individuals working with our platform. We believe automation will be a foundation of the future of work and, as individuals build out their skillsets, this will drive greater adoption of our platform.
Continue to Invest in Major Markets — We believe there is a significant opportunity to expand use of our platform in the top 25 countries as measured by gross domestic product. We intend to continue to make investments to expand our sales and drive adoption of our platform throughout those markets, and believe that North America, in particular, presents an important opportunity for us.
Opportunistically Pursue Strategic Acquisitions — We have acquired businesses and technologies to drive product and market expansion. We will continue to evaluate acquisition opportunities that we believe will be complementary to our existing platform, enhance our technology, and increase the value proposition we deliver to our customers.
Sales and Marketing
We have made significant investments in our sales and marketing efforts globally, with physical sales presence in every major global software market. Our global go-to-market strategy has enabled us to establish a geographically diverse revenue and customer base with meaningful contributions across the Americas, Europe, Middle East, and Africa, and Asia Pacific and Japan.
We sell our solution through a direct sales team and through channel partnerships. Our sales organization is supported by a team of pre-sales engineers and our professional services organization that offer technical expertise to help customers speed adoption and return on investment.
We sell to organizations of all sizes across a broad range of industries, with a focus on enterprise customers. In certain geographies, we maintain specialized vertical teams that concentrate their efforts on selling to banking and financial services, healthcare, and government entities.
Our go-to-market strategy is a land-and-expand model. Our ability to expand within our existing customer base is facilitated by the breadth of our platform. Our customers frequently see rapid time-to-value with our products, and we are able to quickly expand sales within organizations as customers add features, expand use cases, and increase the number of software robots beyond their initial deployment. The potential for broad applicability of the UiPath platform enables us to sell across all levels and departments of an organization.
Our marketing team drives brand awareness, cultivates a large and growing community, and drives demand through a combination of global and local campaigns. We employ a variety of marketing tactics to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present at regional and global events, including our own Forward, Together, and DevCon conferences, and our UiPath Live! and virtual Reboot Work Festival, both of which launched during the COVID-19 pandemic.
We also allow prospective customers to try our software. We provide easy access via our Community Edition and Enterprise Trial, both available online. Community Edition is offered for free to small businesses, university students, and individuals. Enterprise Trial provides prospective customers with full functionality of our platform for a limited time.
Customers
We have a large and diversified customer base across a broad range of industry sectors. We had over 10,100 and over 7,900 customers as of January 31, 2022 and 2021, respectively.

Partnerships
We develop and maintain business and technology partnerships that help us to seamlessly integrate the latest technology into our platform and market and deliver our platform to our customers around the world.
Our business partners include more than 5,100 global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies.
Our technology partners bring specialized capabilities to our platform. They collaborate with us to develop integrations that simplify the interoperability of our platform with their technology, resulting in faster time-to-value. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Alteryx, Inc., Atlassian Corp Plc, Box, Inc., CrowdStrike, Inc., DocuSign Inc., Microsoft Corporation, Oracle Corporation, Qlik Technologies Inc., Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake Inc., and Workday, Inc.
We also drive innovation with leading AI technology partners that specialize in optical character recognition ("OCR"), natural language processing ("NLP"), and custom ML and AI algorithms that are additive to our platform and can enhance the long-term business outcomes for our customers’ automations. Additionally, we maintain partnerships with leading cloud vendors, such as Amazon Web Services Inc., Google Inc., and Microsoft Corporation, to both simplify the deployment of our platform and to extend our platform to offer customers the benefits of cloud-based AI capabilities.
Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States ("U.S") and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand.
As of January 31, 2022, we held 31 issued patents: 24 U.S., 5 South Korea, 1 Taiwan, and 1 China. We also had 160 pending patent applications in the U.S., including 9 allowed U.S. patent applications, 124 pending Patent Cooperation Treaty applications, and 338 pending and 6 allowed patent applications in other jurisdictions. Our issued patents are scheduled to expire between October 2039 and February 2040. As of January 31, 2022, we held 11 registered U.S. trademarks, 11 pending U.S. trademark applications, and more than 670 active foreign trademark filings. As of January 31, 2022, we also held 54 internet domain names. We continually review our development efforts to assess and identify the existence and patentability of new intellectual property.
The terms of individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date of a non-provisional patent application. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but is typically also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
Although we rely on intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, development of new services, features, and functionality, and frequent enhancements to our platform are equally essential to establishing and maintaining our technology leadership position.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and certain other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors—Risks Related to Our Intellectual Property,” included in Item 1A of this Annual Report on Form 10-K, for a description of risks related to our intellectual property.
Government Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and are likely to increase in the future. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.
In the United States, we are subject to data security and privacy rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018, ("CCPA"), and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the U.S. are beginning to propose laws similar to the CCPA.
As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency.
We must also comply with sanctions that are issued by countries in which we do business. As of March 2022, in response to Russia’s military operations in Ukraine, the U.S., the European Union ("EU"), the United Kingdom ("U.K."), Australia, Japan and other countries imposed sanctions on Russia. Russia has also started to impose sanctions. While this represents, at present, a small percentage of our business, it is a complex and rapidly evolving area.
For a discussion of the various risks we face from regulation and compliance matters, see the sections titled “Risk Factors—Risks Related to Data Privacy and Cybersecurity” and “Risk Factors—Risks Related to Regulatory Compliance and Governmental Matters” included in Item 1A of this Annual Report on Form 10-K.
Employees and Human Capital Resources
Workforce
Human capital is our most important asset. We were recognized as one of Inc.’s Best Workplaces for 2020 and won six Best Company awards from Comparably in 2020, including awards for Happiness, Professional Development, and Leadership. We have been able to attract and motivate exceptionally talented, educated, and experienced employees, and believe that our ability to continue to do so is critical to our success. The principal purposes of our equity and other incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

As of January 31, 2022, we had a total of 4,013 full-time employees, geographically distributed as follows:

United States, 31%
Romania, 24%
Japan, 7%
India, 14%
Rest of world*, 24%

*Includes 1% in Russia, Ukraine, and Belarus combined
The following chart presents our full-time employees by financial statement line as of January 31, 2022:

675
501
860
1,977
Cost of revenue
Sales and marketing
Research and development
General and administrative

We are subject to, and comply with, local labor law requirements in all countries in which we operate. We consider our employee relations to be good and we have not experienced any work stoppages. Since the beginning of the COVID-19 pandemic, the majority of our workforce has been working remotely; although we expect most of these employees to return to our offices in the future, the extent and timing of that return is still uncertain.
Culture and Values
We believe our culture and values are critical to our success and have helped us deliver tangible financial and operational benefits to our customers, employees, and stockholders. Early on in our company’s history, we decided to make humility the center of our values. While humility is a muscle to be trained, we believe it should come through in everything we do.
We complement humility with our other core tenets in our culture:
•Be humble – listen, learn, help
•Be bold – challenge, seek, explore
•Be immersed – consider, reflect, imagine
•Be fast – act, preempt, experiment
In addition to our four core values, we believe open and transparent communication is critical to a high-performing business. We also believe that our employees must feel that they work in a psychologically safe environment.
We are determined to always act quickly to best serve our customers and partners, deliver on our product platform vision, and create a better place to work.
Diversity, Equity, and Belonging
We believe that diversity, equity, and belonging is a business priority and a moral imperative, driving value for our employees, communities, and customers. We are strong because we welcome diverse perspectives, experiences, and approaches. We have added dedicated diversity, equity, and belonging roles to our human resources organization and seek to create an environment where employees are valued, respected, and empowered. We are committed to challenging inequities internally and in our communities and invest in education to create equity. We increase job candidate pipeline diversity through external organizations such as Jobwel, NPower, Inroad, as well as outreach to Historically Black Colleges, Black Girls Who Code, and Women Impact Tech, and have increased focus on recruiting women into leadership roles and to our Board of Directors.
Social Responsibility and Community Initiatives
We aspire to make work more meaningful for the global community as we help accelerate human achievement. This is reflected in our desire to improve our communities by bringing our technology to underserved areas. Through our global Automation for Good initiatives, we have worked with governments during the COVID-19 pandemic to deploy our technology to assist government entities, hospitals, and non-profit organizations to improve citizen response, free health care workers to spend more time with patients, and accelerate mission objectives. As part of our commitment to make automation a force for good in the world, we have invested in research, collaborations, and partnerships to develop automation solutions to help solve global challenges and explore how to increase the positive impact of this technology for the benefit of people and our planet. Furthermore, we have supported initiatives and opportunities dedicated to improving automation skills and technology access and creating social good, having reached more than one million learners worldwide on our free online platform, UiPath Academy. Working with our partners to develop accessible paths towards fulfilling careers and foster meaningful employment opportunities remains a key priority for UiPath. In 2021 we expanded our network of partner organizations to equip students and workers with automation skills as part of our UiPath Academic Alliance program. The UiPath Foundation, a Romanian charity, aims to provide children living in poverty with the skills and tools necessary to reach their potential. In April 2021, we joined the Pledge 1% movement, and reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives, to be distributed over ten years.
Corporate Information
We were founded in Bucharest, Romania in 2005 and incorporated in Delaware on June 9, 2015. Our principal executive offices are located at 452 5th Avenue, 22nd Floor, New York, New York 10018, and our telephone number is (844) 432-0455.
The UiPath logo, “UiPath,” “Automation Cloud,” and our other registered and common law trade names, trademarks, and service marks are the property of UiPath, Inc. or our subsidiaries. Any other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Available Information
Our website address is www.uipath.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the U.S. Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.uipath.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline.
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
•Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines in renewals or purchases of additional licenses by our customers could harm our future operating results.
•If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.
•The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•If we fail to retain and motivate members of our management team or other key employees and integrate new team members and manage management transitions, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.
•Unfavorable conditions in our industry or the global economy, including geopolitical turmoil caused by the Russian military operation and related geopolitical situation in Ukraine, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
•A limited number of customers represent a substantial portion of our revenue and ARR. If we fail to retain these customers, our revenue and ARR could decline significantly.
•We rely on our channel partners and our strategic alliances to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, or fulfill our future service obligations, our revenue could decline and our growth prospects could suffer.
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

•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
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
•The Russian military operation in Ukraine may produce near and longer term economic and geopolitical disruption which may harm our business.
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
We have experienced rapid growth. Our ARR was $925.3 million and $580.5 million at January 31, 2022 and 2021, respectively, representing a growth rate of 59%. We generated revenue of $892.3 million and $607.6 million, for the fiscal years 2022 and 2021, respectively, representing a growth rate of 47%. You should not, however, rely on the ARR or revenue growth of any prior quarterly or annual fiscal period as an indication of our future performance. We were incorporated in June 2015, and as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Even if our ARR and revenue continue to increase, we expect that our ARR and revenue growth rates will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our business depends on a number of additional factors, including our ability to:
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
Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines in renewals or purchases of additional licenses by our customers could harm our future operating results.
Part of our growth strategy relies on our ability to deliver significant value in a short time to our customers, so that our customers will scale the use of our platform throughout their enterprise. Accordingly, our future success depends in part on our ability to exhibit this value and sell additional licenses and products to our existing customers, and our customers renewing their licenses with us and our channel partners when the contract term expires. Our license agreements primarily have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Our customers have no obligation to renew their licenses for our products after the expiration of their license period. We provide some customers the opportunity to use our automation platform and products for free prior to purchasing a license. We also work with our customers to identify opportunities for follow-on sales to increase our footprint within their businesses.
In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base, in terms of size, industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses, customer satisfaction with our products and platform capabilities and customer support, the utility of our platform to cost-effectively integrate with third-party software products, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety, the effects of global economic conditions, including the immediate and longer-term effects of Russia's military operations in Ukraine and the rapidly evolving global sanctions related thereto, or reductions in our customers’ spending on IT solutions or their spending levels generally, perceived security or data privacy risks from the use of our products, changes in regulatory regimes that effect our customers or our ability to sell our products, including changes to sanctions and export control regimes, or the views of the industry and public with regard to our products and RPA products generally, including as a result of increased automation and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.
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
Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with companies that provide RPA and other automation solutions, including Appian Corporation, Automation Anywhere, Inc., Blue Prism Group PLC, Celonis Inc., Kofax Inc., Kyron Systems Inc., Microsoft Corporation, NICE LTD., NTT Ltd., Pegasystems Inc., and WorkFusion, Inc. In addition to RPA software providers, we compete with automation lifecycle technology providers, such as low-code, iBPMS, iPaaS, process mining, and test automation vendors, which develop and market automation capabilities as extensions of their core platforms, and enterprise platform vendors, which provide horizontal applications and productivity tools and are acquiring, building, or investing in RPA functionality or partnering with RPA providers. We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business. Our market may need further education on the value of automation solutions and our platform and products, and on how to integrate them into current operations. A lack of education as to how our automation platform and products operate may cause potential customers to prefer more traditional methodologies or their limited, internally-developed automated processes, to be cautious about investing in our platform and products, or to have difficulty integrating our platform and products into their business architecture. If we are unable to educate potential customers and change the market’s readiness to accept our technology, then our business, results of operations, and financial condition may be harmed.
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
If we fail to retain and motivate members of our management team or other key employees and integrate new team members and manage management transitions, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our Chief Executive Officer, Co-Founder, and Chairman, as well as our other key employees in the areas of research and development and sales and marketing. Additionally, many members of our management team have been with us for a short period of time or have served in their current roles for a short period of time, including Ashim Gupta, our Chief Financial Officer, who joined us in February 2018 and was promoted to the position of Chief Financial Officer in November 2019, Brad Brubaker, our General Counsel and Chief Legal Officer, who joined us in April 2019, Ted Kummert, our Executive Vice President of Product and Engineering, who joined us in March 2020, Bettina Koblick, our Chief People Officer, who joined us in April 2021, and Chris Weber, our Chief Business Officer, who joined us in April 2022. From time to time, there may be changes in our executive management team or other key employees resulting from hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing RPA, AI, and ML applications, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We recently completed our initial public offering ("IPO") and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
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
We have experienced net losses in each fiscal year since inception. For the fiscal years ended January 31, 2022 and 2021, we incurred net losses of $525.6 million and $92.4 million, respectively. As of January 31, 2022 and 2021, we had an accumulated deficit of $1,495.9 million and $970.4 million, respectively. While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
The Russian military operation in Ukraine may produce near and longer term economic and geopolitical disruption which may harm our business.
Our operations in Russia, Belarus and Ukraine, although a small fraction of our overall Company, are subject to additional regulatory and political risk and additional compliance costs in connection with sanctions and other trade controls imposed by the United States and other governmental authorities in response to Russia’s military operations in Ukraine. These government measures include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to Russia and Belarus, and sanctions targeting certain officials, individuals, entities, regions, and industries in Russia, Belarus, and Ukraine, including certain large Russian banks. We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or additional sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook. If the conflict were to expand to the countries that border Ukraine, including Romania, our business could be adversely impacted. Although we have taken steps designed to ensure that we comply with applicable regulations and that these events will not affect the services that we offer customers, these steps involve additional compliance costs and operational costs. If the relationship between Russia and the United States significantly worsens, or if Russia, the United States, or other countries impose additional economic sanctions, supply chain restrictions, or other restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Ukraine, our costs could increase, and our product development efforts could be harmed which could adversely impact our business, financial position, and results of operations.
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
While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, the timing, distribution, rate of public acceptance, and efficacy of vaccines and other treatments, and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and results of operations. In addition, as a public company we have provided and may in the future provide guidance about our business and future operating results, which has been and which, we expect, will be based on assumptions, estimates, and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature and is inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are expected to be beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.
Unfavorable conditions in our industry or the global economy, including that caused by the Russian military operations and related geopolitical situation in Ukraine, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
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
We rely on our channel partners and our strategic alliances to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For the fiscal years ended January 31, 2022 and 2021, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.
In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services, which could negatively impact our future financial performance. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.
Further, we recently started forming strategic alliances where we license our software to a third-party alliance partner and contemporaneously agree to partner together to drive future sales of our products to third parties. For example, we may agree to fund automation practice enablement activities of the third-party alliance partner so they can create or expand their RPA practice. If the strategic alliance partner is unable to successfully create or expand their RPA practice, we may not realize the benefits we expect.
These strategic alliances may also include noncancelable commitments we make to these third-party alliance partners whereby we plan to leverage the partner’s products or services in arrangements with third-party customers. Should we be unable to deploy the partner’s products or services in arrangements with third party customers, it may materially and adversely impact our gross margins, profitability and financial results in any given period. Further, these strategic alliances are a new vector for potential growth and expansion for us and these alliances may not be successful and/or as profitable as we project.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. We have had technical employees located in Ukraine, and the need to reallocate their work has delayed and may continue to delay the development of some product aspects. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, including successful product design and timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts, and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely. In addition, because our platform is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of January 31, 2022, we had 1,493 customers with ARR of $100 thousand or more and 158 customers with ARR of $1.0 million or more, which accounted for approximately 79% and 43% of our revenue, respectively, for the period then ended. As of January 31, 2021, we had 1,002 customers with ARR of $100 thousand or more and 89 customers with ARR of $1.0 million or more, which accounted for approximately 75% and 35% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles and, the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based products in conjunction with our platform. We outsource substantially all of the infrastructure relating to our cloud-based products to third-party hosting services. Customers of our cloud-based products expect to be able to access these products at any time, without material interruption or degradation of performance. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due to the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based products, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, military actions, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. If our cloud-based products are unavailable or if our users are unable to access our cloud-based products within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform and products, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
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
•fluctuations in mix of revenue, cost of revenue, and gross margin from sales directly to end-customers and/or to strategic alliance partners and/or through channel partners;
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly on annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced seasonality in new and renewal customer bookings, as typically we enter into a higher percentage of license agreements with new customers and renewals with existing customers in the fourth quarter of our fiscal year. We believe that this seasonality results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. While we believe that this seasonality has affected and will continue to affect our quarterly or annual results, our rapid growth has largely masked seasonal trends to date. We expect that this seasonality will become more pronounced as we continue to target larger enterprise customers and as our rapid growth begins to slow. Seasonal fluctuations in our sales means that our revenue may not be consistent from period to period. Accordingly, you should not expect our quarterly or annual results to be predictive of any future period.
Our key operating metric, ARR, and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.
ARR is based on numerous assumptions and limitations, is calculated using our internal data that have not been independently verified by third parties, and may not provide an accurate indication of our future or expected results. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our consolidated statements of operations. ARR is not a forecast of revenue and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. As a result, ARR and our other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for additional information regarding our ARR.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through customer payments and net proceeds from sales of equity securities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, our planned investments or the growth of our business. We also intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimize for profitability or cash flow in the near term. For example, in the fiscal years ended January 31, 2021 and 2022, we continued our focus on demonstrating the operational leverage in our business model, while prioritizing investments to allow us to continue to achieve best-in-class growth and business scale and to capitalize on our significant market opportunity. Our planned investments to drive growth may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
Our business, financial condition, results of operations, or cash flows could be significantly hindered by the occurrence of a natural disaster, military action, terrorist attack, or other catastrophic event.
Our business operations may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, and other events beyond our control. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus reduced sales. In addition, a substantial portion of our operations rely on support from our headquarters in New York City and our office in Bucharest, Romania. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, and other events beyond our control materially impacts our ability to operate those offices, it may have a material impact on our business operations as a whole.
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
Risks Related to Data Privacy and Cybersecurity
We are subject to stringent and changing obligations related to data privacy and security, including laws, regulations and standards, information security policies, and contractual obligations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, access, generate, transfer, store, disclose, share, make accessible, protect, secure, dispose of, use, share and otherwise process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-

party data about employees, contractors, customers, suppliers, and others. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, codes, regulations, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosure in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023 will expands the CCPA. Additionally, the CPRA establishes new California Privacy Protection Agency to implement and enforce the law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, Virginia and Colorado have similarly enacted comprehensive privacy laws, the Virginia Consumer Data Protection Act and Colorado Privacy Act, respectively, which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In Canada, the PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), applies to our operations. As another example, the LGPD applies to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers in Asia and have operations in Japan, Singapore, India, Hong Kong, and Australia and are subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.
In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency, or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class- related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
Additionally, we publish privacy policies and other documentation regarding our processing of personal data. Although we endeavor to comply with our privacy policies and other data protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, federal, state, and local action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with privacy policies and other data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
We have in the past and may in the future receive inquiries or be subject to investigations by international government entities regarding, among other things, our privacy, data protection, and information security practices. We have been subject to investigations by regulators in Romania and Turkey in connection with a security incident affecting our information technology systems in 2020; however, we have remediated the incident and notified all affected individuals and relevant government authorities as required under applicable privacy laws. The result of these investigations could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.
If our information technology systems or data, or those of third parties upon which we rely are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely on third-party service providers, sub-processors, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” employee theft or misuse, sophisticated nation-state and nation-state supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social- engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.
Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third- party information technology systems that support us and our services.
We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number of companies could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. Due to the COVID-19 pandemic, our employees have been working remotely, which poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform and products, deter new customers from using our platform and products, and negatively impact our ability to grow and operate our business. A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
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
We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") U.S. domestic bribery laws, the United Kingdom Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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

While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, our platform and products may have been provided in the past, and could in the future be provided in violation of, such laws, despite the precautions we take. Any failure to comply with applicable Trade Controls may materially affect us through reputational harm, as well as other negative consequences, including government investigations and penalties. Accordingly, we must incur significant operational costs to support our ongoing compliance with Trade Controls at all levels of our business.
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
The evolving geopolitical situation in Ukraine has resulted in Trade Controls being implemented by the United States, the United Kingdom, the EU, Australia, and Japan and other countries against officials, individuals, entities, regions, and industries in Russia, Ukraine, and Belarus, as well as counter sanctions by Russia. Such Trade Controls and any further restrictions that may be promulgated by relevant governmental authorities could adversely affect our business. See "—Risks Related to Our Business, Products, Operations, and Industry—The Russian military operation in Ukraine may produce near and longer term economic and geopolitical disruption which may harm our business." for additional information.
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
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 57% and 61% of our revenue for the fiscal years ended January 31, 2022 and 2021, respectively. Beyond the United States, we have operational presence internationally, including in Romania, the United Kingdom, and a number of other countries in Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, Singapore, South Korea, Turkey, and the United Arab Emirates, among others. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2022, the majority of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal data, particularly in Europe;
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
•adverse changes to domestic and foreign tax law and the burdens of foreign exchange controls that could make it difficult to repatriate earnings and cash; and
•the impact of the Russian military action and evolving geopolitical situation in Ukraine and the near- and longer-term effects on our employees, our business, and the global economic environment.
Although we have taken steps designed to ensure that UiPath complies with applicable regulations including evolving U.S. and international sanctions and that these events will not affect the services that we offer customers, these steps involve additional compliance costs and operational costs. There may be developments we are at present unable to reasonably and fully anticipate from the situation involving the Russian military action in Ukraine which may increase our costs and delay or further delay aspects of our product development efforts. Any of these could adversely impact our business, financial position, and results of operations. Failure to comply with these international regulations as they evolve could harm our business. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Risks Related to Tax and Accounting Matters
If we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.
Neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with Section 404 because no such evaluation has been required. We expect to be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending January 31, 2023. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date on which we are no longer an emerging growth company. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have needed to and may continue to need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
We have in the past experienced material weaknesses in our internal control over financial reporting, including in the course of preparing our audited consolidated financial statements for the year ended December 31, 2018 (prior to our changing our fiscal year from December 31 to January 31). Management has concluded that our internal control over financial reporting was effective as of January 31, 2022. However, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
We have been rapidly expanding our international operations and personnel to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the U.S Internal Revenue Service (the "IRS") or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations, and we must monitor such changes closely. Further, tax proposals in the U.S. under the Biden administration have included changes that could have a material impact on the overall tax position of U.S. taxpayers, especially with regard to international aspects of taxation.
The Organisation for Economic Cooperation and Development ("OECD") has been working on a Base Erosion and Profit Shifting Project ("BEPS") and issued a report in 2015, an interim report in 2018, and has issued additional guidelines, model rules, and final proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In particular, the OECD is coordinating the implementation of rules to be adopted from 2023 for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One), and for a global minimum tax (Pillar Two). While these and other BEPS initiatives are in the final stages of approval and/or implementation, we cannot predict their outcome or what potential impact they may have on our tax obligations and operations or our financial statements, up to their final enactment in national and international legislation.
Additionally, the European Commission and several countries have issued (and continue to issue) proposals that could change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue or online sale. For example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business (subject to any scaling back or withdrawal of such proposals or enactments following the implementation of Pillar One and Pillar Two and/or the introduction of mechanisms to avoid double taxation currently being assessed).
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
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
We could be required to collect additional sales, use, transfer, or other indirect taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.
We currently collect and remit applicable sales, use, transfer, or other indirect taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales or licensing of our products are classified as taxable. We do not currently collect and remit state and local excise, utility user or ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient nexus. There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our products as not taxable in certain jurisdictions will be accepted by state and local tax authorities.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
Our ability to use our NOLs to offset future taxable income may be subject to certain limitations.
Our net operating losses ("NOLs") could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. or foreign tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to federal is uncertain.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have identified Section 382 ownership changes in April 2017 and July 2020 and, accordingly, our NOLs are subject to limitation. We did not experience a subsequent ownership change in connection with the Series F Financing and our IPO. We do not believe that any Section 382 limitations will prevent us from fully utilizing our NOLs. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that we have not identified and that could result in additional limitations on our NOLs. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Our reported financial results may be adversely affected by changes in GAAP.
GAAP is subject to interpretation by the Financial Accounting Standards Board, U.S. Securities and Exchange Commission (the "SEC"), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
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

Our revenue recognition policy and other factors may cause variability of our financial results in any given period and make them difficult to predict.
We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., software as a service, ("SaaS")), and professional services. Under Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services are delivered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Our licenses revenue is mainly derived from the sale of term-based licenses hosted on-premises, which is recognized when we transfer control of the respective license to the customer. Revenue from SaaS and revenue from maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period.
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
For more information on our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8 of this Annual Report on Form 10-K.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Co-Founder, and Chairman, which will limit your ability to influence the outcome of important decisions.
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our Chief Executive Officer, Co-Founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 87% voting power of our outstanding capital stock as of January 31, 2022. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.
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
In addition, there were 42,060,811 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of January 31, 2022. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock became eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our Class A common stock to achieve a return on their investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our Class A common stock may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we have taken and may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the last business day of the second quarter of such fiscal year. We currently anticipate that we will exit emerging growth company status for the fiscal year beginning February 1, 2023.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
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
•future sales of our Class A common stock by us or our stockholders;
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
The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
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
In October 2020, we entered into a Senior Secured Credit Facility (the "Credit Facility") with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, which provided a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and other significant leased real property as of January 31, 2022 are shown in the following table.

Location	Business Purpose	Square Footage	Lease Expiration Date
New York, NY	Temporary global headquarters	16,428	12/31/2022
New York, NY	Future global headquarters	26,363	3/31/2038
Bucharest, Romania	Corporate office	86,352	9/1/2025
Bellevue, WA	Product development center	39,120	11/30/2024
Bangalore, India	Corporate office	21,006	2/15/2023
Tokyo, Japan	Serviced office space	3,229	9/30/2022
We also lease other spaces for our sales, services, development, and administrative activities in various locations in the U.S. and around the world. We do not own any real property. We believe our leased properties are in good operating condition and adequately serve our current business operations. Although a portion of our workforce is remote at present due to the COVID-19 pandemic, we currently expect to reoccupy our material leased facilities when conditions permit.
For additional information regarding obligations under operating leases, see Note 8, Operating Leases, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
Information pertaining to legal proceedings, if any, can be found in Note 11, Commitments and Contingencies — Litigation, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock began trading on the New York Stock Exchange on April 21, 2021, under the ticker symbol "PATH." There currently is no established public trading market for our Class B common stock, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer into one share of Class A common stock.
Number of Holders of Common Stock
The number of record holders of Class A and Class B common stock as of March 30, 2022 was 78 and one, respectively. We believe the number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of Class A common stock is held in “street name” by brokers.
Dividends
We did not declare or pay any dividends on our Class A or Class B common stock over the past three fiscal years and we do not anticipate paying cash dividends in the foreseeable future.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In April 2021, we completed our initial public offering ("IPO"), in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in net proceeds to us of $687.9 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO, filed with the SEC on April 21, 2021 pursuant to Rule 424(b)(4) under the Securities Act (the "Final Prospectus.")
Issuer Purchase of Equity Securities
None.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock for the period from April 21, 2021, the date our Class A common stock began trading, through January 31, 2022, as compared to the cumulative total return of the S&P 500 Index and S&P 500 Technology Index over the same period. The graph assumes a $100 investment in our Class A common stock and each of the above indices at April 21, 2021, with cash dividends reinvested as applicable.

Comparison of Cumulative Total Return
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
04/21/21
04/30/21
07/31/21
10/31/21
01/31/22
UiPath, Inc.
S&P 500 Index
S&P 500 Technology Index

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended January 31, 2022 included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal quarters end on April 30, July 31, and October 31, and our fiscal year ends January 31. References to fiscal years 2022, 2021, and 2020 in this Annual Report on Form 10-K refer to our fiscal years ended January 31, 2022, 2021, and 2020, respectively. A discussion regarding our financial condition and our results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our results of operations for fiscal year 2021 compared to fiscal year 2020 is presented in the Final Prospectus under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Overview
We are at the forefront of technology innovation and thought leadership in automation, creating an end-to-end platform that provides automation with user emulation at its core. Our platform leverages computer vision and artificial intelligence ("AI") to empower software robots to emulate human behavior and execute specific business processes, eliminating the need for employees to execute certain manual and mundane tasks. Our platform allows employees to focus on more value-added work and enables organizations to seamlessly automate business processes ranging from those in legacy information technology ("IT") systems and on-premises applications to new cloud-native infrastructure and applications without requiring significant changes to the organization’s underlying technology infrastructure. Our platform is purpose-built to be used by employees throughout a company and to address a wide variety of use cases, from simple tasks to long-running, complex business processes.
Our platform is designed to transform the way humans work. We provide our customers with a robust set of capabilities to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of AI-based computer vision to enable our robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. Our robots’ ability to replicate humans’ steps in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
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
Founded in a Bucharest, Romania apartment in 2005, UiPath was incorporated in 2015 as a company principally focused on building automation scripts and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have developed and enhanced our robotic process automation ("RPA") capabilities, launched new products, and expanded our operations across the globe.
We now offer a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our software, right to access certain products that are hosted by us (i.e., software as a service, or "SaaS"), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services such as training and implementation services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by an inside sales team focused on small and mid-sized customers, as well as a global strategic sales team focused on the largest global customers. We had over 10,100 and over 7,900 customers as of January 31, 2022 and 2021, respectively.
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

A crucial component of our go-to-market strategy is our partner and channel ecosystem, which extends our local and global reach and helps to ensure that customers are able to rapidly build, deploy, and scale automations on our platform. Our business partners include more than 5,100 global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies. In addition, we have built strong technology partnerships and alliances to enable a large number of connectors and other technical capabilities necessary to meet the breadth of our customer needs.
We have experienced rapid growth. We generated revenue of $892.3 million and $607.6 million, representing a growth rate of 47%, and net losses of $525.6 million and $92.4 million for the fiscal years ended January 31, 2022 and 2021, respectively. Our operating cash flows were $(55.0) million and $29.2 million for the fiscal years ended January 31, 2022 and 2021, respectively.
Impact of COVID-19
When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. Although we have recently selectively reopened certain of our offices and have begun permitting some travel and in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to remote work. Our operational rigor, digital infrastructure, and global footprint have enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. Global demand for automation has continued to accelerate as automation becomes ever more critical for business execution and performance in a remote working environment, and we have continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Key Performance Metric
We monitor annualized renewal run-rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At January 31, 2022 and 2021, our ARR was $925.3 million and $580.5 million, respectively, representing a growth rate of 59%. Approximately 25% of this growth rate was due to new customers and 75% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 145% as of both January 31, 2022 and 2021. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period-end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our consolidated statements of operations. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry" included in Part I, Item 1A of this Annual Report on Form 10-K.
A summary of ARR-related data at January 31, 2022 and 2021 is as follows:

	At January 31,
	2022	2021
	(dollars in thousands)

Annualized renewal run-rate (ARR)	$925,276	$580,483
Incremental annualized renewal run-rate (iARR)	$344,793	$229,042

Customers with ARR greater than $1 million:
Number of customers	158	89
Percent of fiscal year revenue	43%	35%
Customers with ARR greater than $100 thousand:
Number of customers	1,493	1,002
Percent of fiscal year revenue	79%	75%

Dollar-based net retention rate	145%	145%
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
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. We had over 10,100 and over 7,900 customers as of January 31, 2022 and 2021, respectively. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a short time to value. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform products; and
•expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.
Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact with and gain confidence working with robots. The power of our land-and-expand model is evidenced by our dollar-based net retention rate and our customers exceeding significant ARR thresholds, described in the section titled “—Key Performance Metric."
We intend to continue to invest in enhancing awareness of our brand and developing more products, features, and functionality, which we believe are important factors to achieve widespread adoption of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing, and overall changes in our customers’ IT spending levels.
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of more than 5,100 systems integrators, value-added resellers, business consultants, technology partners and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, Cognizant Technology Solutions Corporation, Deloitte, EY, Infosys Limited, International Business Machines Corporation, PwC, Tata Consultancy Services Limited, and Wipro Limited. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In May 2020, we launched the UiPath Services Network ("USN") program to recognize an elite network of partners accredited with advanced delivery skills, and over 50 partners have earned USN certification. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and will continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations included the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In November 2021, we released version 21.10 of the UiPath Platform. Innovations in this release include UiPath Integration Service, which delivers API automation to help companies optimize the technologies they already have. Additionally, the introduction of Robot Auto-healing allows for the detection and remediation of robot issues without human intervention, and a host of other new features make our platform simpler, faster, and more gratifying for developers and end users.
We also collaborate with other leading technology companies to develop integrations that simplify the interoperability of our platform with their technology. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx Inc., Atlassian Corp Plc, Box, Inc., Crowdstrike Inc., DocuSign Inc., Microsoft Corporation, Oracle Corporation, Qlik Technologies Inc., Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake, Inc., and Workday, Inc. These pre-built integrations can accelerate the adoption of our platform within our customers’ environment and speed the creation of automations that span multiple technologies.
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
In addition, we intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements Inc. ("Cloud Elements"), a provider of a leading application programming interface integration platform for SaaS application providers and the digital enterprise. This acquisition brings technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to both new and existing customers and maintain and expand our relationships with leading technology partners.
Continuing to Invest to Grow and Scale Our Business
We are focused on driving our growth potential over the long term. We believe that our market opportunity is substantial. We intend to continue to invest in scaling across all organizational functions in order to grow our operations both domestically and internationally. We have a history of introducing successful new products and capabilities on our platform and we believe these investments will contribute to our long-term growth.
Components of Results of Operations
Revenue
We derive revenue from the sale of software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain software products we host (i.e., SaaS), and professional services. We offer a comprehensive range of automation solutions via a suite of interrelated software offerings. Customers can license our software and deploy our platform on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant, SaaS version of certain products (i.e., our SaaS products), which enables our customers to begin automating without the need to provision infrastructure, install applications or perform additional configurations. We also offer maintenance and support, training, and implementation services to our customers to facilitate their adoption of our platform.
In fiscal 2021, we began offering both hybrid solutions and SaaS products. Hybrid solutions are comprised of three performance obligations, consisting of a term license, maintenance and support, and SaaS.
During the third quarter of fiscal 2022, maintenance and support revenue was renamed subscription services revenue, and services and other revenue was renamed professional services and other revenue. We believe that that the new captions better reflect the composition of the revenue streams included in these line items on the consolidated statements of operations.

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
Subscription services revenue also consists of revenue related to our SaaS products, including those sold as part of our hybrid offerings. Our SaaS products are stand-ready obligations to provide access to our software, and the associated revenue is recognized ratably over the contractual period of the arrangement beginning when or as control of the promised service begins to transfer to the customer.
Professional Services and Other
Professional services and other revenue consists of fees associated with professional services for process automation, customer education, and training services. Our professional services contracts are structured on a time and materials or fixed price basis, and the related revenue is recognized as the services are rendered.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows. In the future, we expect further expansion of our cloud-based deployments. As cloud-based license software and services become a larger percentage of our total revenue, we expect the cloud offering to impact the timing of our recognition of revenue as well as impact our operating margins due to an increase in hosting fees and cloud infrastructure costs.
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

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal years 2022 and 2021, certain operating expenses, such as travel and entertainment, decreased, primarily as a result of the COVID-19 pandemic. We expect a resumption of travel and entertainment and related expenses during fiscal year 2023, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential changes to travel restrictions and stay-at-home orders.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Sales and marketing expenses also include sales and partner commissions, marketing event costs, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Similar to travel and entertainment, trade show expenses also decreased in fiscal year 2021 and through the first half of fiscal year 2022, as a result of the COVID-19 pandemic. We have since seen trade show expenses resume, largely in connection with our FORWARD IV user conference in October 2021. We plan to increase our investment in sales and marketing in absolute dollars over the foreseeable future as we continue to hire additional personnel and invest in sales and marketing programs. We expect that our sales and marketing expense will decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead. Following the completion of the IPO in April 2021, we have incurred and expect to continue to incur additional general and administrative expenses as a result of operating as a public company. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect that our general and administrative expenses will decrease as a percentage of our total revenue as our revenue grows over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Interest Income
Interest income consists of interest income earned on our cash deposits, cash and cash equivalents balances, and marketable securities.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign exchange gains and losses and gains and losses associated with foreign currency forward contracts.

Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state, Romanian, and U.K. deferred tax assets, as we have concluded that it is more likely than not that these deferred tax assets will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences and by changes in our valuation allowances.
Results of Operations
The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Year Ended January 31,
	2022	2021
Revenue:
Licenses	$481,427	$346,035
Subscription services	369,867	232,542
Professional services and other	40,958	29,066
Total revenue	892,252	607,643
Cost of revenue:
Licenses (1)	11,888	7,054
Subscription services (1)(2)(3)	60,565	24,215
Professional services and other (2)(3)	96,415	34,588
Total cost of revenue	168,868	65,857
Gross profit	723,384	541,786
Operating expenses:
Sales and marketing(1)(2)(3)	697,682	380,154
Research and development(2)(3)	276,657	109,920
General and administrative(1)(2)(3)	249,991	162,035
Total operating expenses	1,224,330	652,109
Operating loss	(500,946)	(110,323)
Interest income	3,551	1,152
Other (expense) income, net	(13,488)	14,513
Loss before income taxes	(510,883)	(94,658)
Provision for (benefit from) income taxes	14,703	(2,265)
Net loss	$(525,586)	$(92,393)

	Year Ended January 31,
(1) Includes amortization of acquired intangible assets as follows (in thousands):	2022	2021
Cost of licenses revenue	$2,521	$2,493
Cost of subscription services revenue	1,100	—
Sales and marketing	1,397	115
General and administrative	101	—
Total amortization of acquired intangible assets	$5,119	$2,608

(2) Includes stock-based compensation expense as follows (in thousands):	Year Ended January 31,
	2022	2021
Cost of subscription services revenue	$12,232	$513
Cost of professional services and other revenue	29,849	1,860
Sales and marketing	237,975	16,356
Research and development	135,713	11,435
General and administrative	99,814	56,003
Total stock-based compensation expense	$515,583	$86,167

(3) Includes employer payroll tax expense related to equity transactions as follows (in thousands):	Year Ended January 31,
	2022	2021
Cost of subscription services revenue	$1,142	$—
Cost of professional services and other revenue	4,516	—
Sales and marketing	39,615	—
Research and development	5,810	—
General and administrative	3,001	—
Total employer payroll tax expense related to equity transactions	$54,084	$—
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue for the period indicated:

	Year Ended January 31,
	2022	2021
Revenue:
Licenses	54%	57%
Subscription services	41%	38%
Professional services and other	5%	5%
Total revenue	100%	100%
Cost of revenue:
Licenses	1%	1%
Subscription services	7%	4%
Professional services and other	11%	6%
Total cost of revenue	19%	11%
Gross profit	81%	89%
Operating expenses:
Sales and marketing	78%	62%
Research and development	31%	18%
General and administrative	28%	27%
Total operating expenses	137%	107%
Operating loss	(56)%	(18)%
Interest income	—%	—%
Other (expense) income, net	(1)%	2%
Loss before income taxes	(57)%	(16)%
Provision for (benefit from) income taxes	2%	(1)%
Net loss	(59)%	(15)%
Comparison of Fiscal Year 2022 and Fiscal Year 2021
Revenue

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Licenses	$481,427	$346,035	$135,392	39%
Subscription services	369,867	232,542	137,325	59%
Professional services and other	40,958	29,066	11,892	41%
Total revenue	$892,252	$607,643	$284,609	47%
Total revenue increased by $284.6 million, or 47%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, primarily due to an increase in licenses revenue of $135.4 million and increase in subscription services revenue of $137.3 million. Approximately 27% of the increase in revenue was from new customers and the remainder was attributable to existing customers. As we continued to expand our sales efforts in the United States and internationally, our revenue increased across all geographical regions.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Licenses	$11,888	$7,054	$4,834	69%
Subscription services	60,565	24,215	36,350	150%
Professional services and other	96,415	34,588	61,827	179%
Total cost of revenue	$168,868	$65,857	$103,011	156%
Gross margin	81%	89%
Total cost of revenue increased by $103.0 million, or 156%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. Cost of licenses revenue increased primarily due to an increase in third-party software resale costs of $5.1 million, partially offset by a decrease in amortization of software development costs. Cost of subscription services revenue increased primarily due to an increase of $26.8 million in personnel-related expenses, which included an increase of $11.7 million in stock-based compensation expense, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for restricted stock units ("RSUs"), and the remainder of which was largely due to increased headcount. Cost of subscription services revenue was also impacted by an increase in hosting and software services of $5.5 million, an increase in depreciation and amortization expense of $2.3 million, and an increase in third-party consulting fees of $1.5 million. Cost of professional services and other revenue increased primarily due to an increase of $46.4 million, in personnel-related expenses, which included $28.0 million in stock-based compensation expense, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and an increase of $4.5 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Cost of professional services and other revenue was also impacted by a $15.7 million increase in third-party consulting fees.
Our gross margin decreased to 81% for the fiscal year ended January 31, 2022 compared to 89% for the fiscal year ended January 31, 2021, primarily as a result of stock-based compensation expense recognized in connection with the satisfaction of performance-based vesting conditions following our IPO.
Operating Expenses
Sales and Marketing

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$697,682	$380,154	$317,528	84%
Percentage of revenue	78%	62%
Sales and marketing expense increased by $317.5 million, or 84%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. This increase was primarily attributable to an increase of $324.7 million in personnel-related expenses, which included an increase of $221.6 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and an increase of $39.3 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Sales and marketing expense was also impacted by an increase of $22.2 million in marketing costs related to our IPO and marketing events, as well as an aggregate increase of $9.8 million related to recruiting and software service expenses. These increases were partially offset by a decrease of $40.4 million in sales commissions expense due to the accounting impact of changes to our sales incentive plan for fiscal year 2022.

Research and Development

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$276,657	$109,920	$166,737	152%
Percentage of revenue	31%	18%
Research and development expense increased by $166.7 million, or 152%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. The increase was primarily attributable to an increase of $157.6 million in personnel-related expenses, which included an increase of $124.3 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and an increase of $5.8 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. Research and development expense was also impacted by an increase of $8.2 million in third-party software service and hosting costs.
General and Administrative

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$249,991	$162,035	$87,956	54%
Percentage of revenue	28%	27%
General and administrative expense increased by $88.0 million, or 54%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. This increase was primarily attributable to an increase of $58.2 million in personnel-related expenses, which included an increase of $43.8 million in stock-based compensation, mostly due to recognition of expense beginning in the first quarter of fiscal 2022 as a result of the satisfaction of IPO-related performance condition for RSUs, and an increase of $3.0 million related to employer tax on settlement of equity awards, and the remainder of which was largely due to increased headcount. General and administrative expense was also impacted by an increase of $12.1 million in third-party consulting fees, an increase of $9.9 million in insurance-related expenses as a result of becoming a public company, an increase of $3.9 million related to hosted business applications, and an increase of $3.3 million related to other tax expenses, partially offset by a $4.8 million aggregate decrease in bad debt and rent expenses.
Interest Income

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$3,551	$1,152	$2,399	208%
Percentage of revenue	—%	—%
Interest income increased by $2.4 million, or 208%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 as a result of the period-over-period increase in our cash and cash equivalents and marketable securities.
Other (Expense) Income, Net

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(13,488)	$14,513	$(28,001)	(193)%
Percentage of revenue	(1)%	2%

Other expense, net increased by $28.0 million, or 193%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. The change was primarily attributable to foreign exchange gains recognized in the prior period, partially offset by a decrease in interest expense in the current period.
Provision For (Benefit From) Income Taxes

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$14,703	$(2,265)	$16,968	(749)%
Percentage of revenue	2%	(1)%
Provision for income taxes increased by $17.0 million, or 749%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. The effective tax rate was (2.9)% and 2.4% for the fiscal years ended January 31, 2022 and January 31, 2021, respectively. The change was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of January 31, 2022 and 2021, our principal sources of liquidity were cash, cash equivalents, restricted cash, and marketable securities totaling $1,884.7 million and $474.0 million, respectively, and we had an accumulated deficit of $1,495.9 million and $970.4 million, respectively. During the fiscal years ended January 31, 2022 and 2021, we had net losses of $525.6 million and $92.4 million, respectively, and net cash (used in) provided by operations of $(55.0) million and $29.2 million, respectively.
In April 2021, we completed our IPO, which resulted in the issuance of 13.0 million shares of our Class A common stock at a public offering price of $56.00 per share, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. Net proceeds were $687.9 million after deducting underwriting discounts and commissions of $35.6 million and offering expenses of $4.5 million.
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
We believe that our existing cash, cash equivalents, marketable securities, payments from customers, and borrowing capacity will be sufficient to fund our anticipated cash requirements for the next twelve months.
Credit Facility
In January 2020, we entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with HSBC Bank USA, N.A, HSBC Ventures USA Inc., and Silicon Valley Bank, which provided a $100.0 million senior secured revolving credit facility. We repaid the Credit Agreement in full in July 2020. In October 2020, we entered into a new Senior Secured Credit Facility (the "Credit Facility") with HSBC Ventures USA Inc.,

Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, which provided a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions.
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of January 31, 2022, we had no outstanding debt under the Credit Facility and were in compliance with our covenants thereunder.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021
	(dollars in thousands)
Net cash (used in) provided by operating activities(1)	$(54,963)	$29,177
Net cash used in investing activities	$(35,442)	$(125,991)
Net cash provided by financing activities	$1,469,673	$250,418

(1) Inclusive of:
Payments for employer payroll taxes related to employee equity transactions	$(51,693)	$—
Net receipts of employee tax withholdings on stock option exercises	$6,382	$—
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
Net cash used in operating activities for the fiscal year ended January 31, 2022 of $55.0 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including increased year-end fiscal 2021 sales commissions and bonuses paid in the first quarter of fiscal 2022 and employer payroll taxes related to employee equity transactions. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 44% higher than in the prior year.
Net cash provided by operating activities for the fiscal year ended January 31, 2021 of $29.2 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures associated with the compensation of our teams and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the fiscal year ended January 31, 2022 of $35.4 million was driven by $16.9 million in net purchases of marketable securities and other investments, $8.9 million in capital expenditures, $5.5 million in cash consideration associated with the acquisition of Cloud Elements, which is presented net of cash acquired, $3.0 million in capitalized software development costs, and $1.2 million in purchases of intangible assets.
Net cash used in investing activities for the fiscal year ended January 31, 2021 of $126.0 million was driven by purchases of marketable securities of $103.1 million, deferred payments related to previous business acquisitions of $19.7 million, capital expenditures of $2.0 million, and capitalized software development costs of $1.2 million.
Financing Activities
Net cash provided by financing activities for the fiscal year ended January 31, 2022 of $1,469.7 million was primarily driven by $749.8 million in net proceeds from issuance of Series F convertible preferred stock, $692.4 million in net proceeds from our IPO after deducting underwriting expenses and commissions, proceeds from employee stock purchase plan contributions of $19.0 million, proceeds from the exercise of stock options of $12.2 million, and net receipts of tax withholdings on sell-to-cover equity award transactions of $10.4 million, partially offset by payments of tax withholdings on net settlement of equity awards of $10.5 million and payments of IPO-related costs of $3.7 million.
Net cash provided by financing activities for the fiscal year ended January 31, 2021 of $250.4 million was primarily driven by net proceeds from our Series E convertible preferred stock financing of $225.6 million and proceeds from exercises of stock options of $26.4 million.
Material Cash Requirements
The following table summarizes the aggregate effect that our material contractual obligations as of January 31, 2022 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease commitments	$79,860	$2,399	$17,705	$10,337	$49,419
Purchase commitments	56,845	12,807	39,392	4,646	—
Total contractual obligations	$136,705	$15,206	$57,097	$14,983	$49,419
The amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements and amounts of revenue and expenses reported during the period. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. The following are the accounting estimates that we believe have the most significant impact on our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. ASC 606 requires recognition of revenue when control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Revenue recognition is inherently judgmental, particularly in the case of complex arrangements that include multiple performance obligations. Our most significant judgments relate to the identification of performance obligations within a contract (including whether those obligations are distinct or should be combined), determining the standalone selling price ("SSP") for each performance obligation, and allocating the transaction price to the performance obligations, all of which impact the pattern and timing of revenue recognition.
At the inception of a contract with a customer, we assess the goods or services promised to identify distinct performance obligations. The distinct performance obligations identified in our typical contracts include but are not limited to software license (term or perpetual), support and maintenance, when-and-if-available upgrades, training services, and professional services. If a promised good or service is determined not to be distinct, we combine that good or service with other goods or services until the combined bundle is a distinct performance obligation, or until all goods or services in the contract have been combined into a single performance obligation.
Most of our contracts contain multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative SSP basis. Whenever possible, we refer to observable SSP, which is the price of the same good or service in standalone sales to similar customers in similar circumstances. If observable SSP is not available, we next consider our prior geographical discounting practices for transactions within the preceding twelve months to determine whether a historical SSP exists. If neither observable SSP nor historical SSP is available, we utilize information such as external market data, broader historical pricing data, or list prices, while maximizing the use of observable inputs and methodologies, or, in cases of highly variable or uncertain selling price, may use a residual approach.
For further information about our revenue recognition, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition and Note 3, Revenue Recognition, included in Item 8 of this Annual Report on Form 10-K.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards.
The fair value of each RSU is equal to the fair value of our Class A common stock on the grant date. The fair value of stock options is determined using the Black-Scholes pricing model, which makes use of the following inputs:
•Fair value of our common stock. Subsequent to the IPO, market close price of our publicly-traded Class A common stock on the valuation date is used. Prior to the IPO, because there was no public market for our common stock, our board of directors, with the assistance of a third-party valuation specialist, determined the common stock fair value as of the valuation date. (See below for further discussion of pre-IPO valuation of our common stock.)
•Exercise price. Our current practice is to grant options with an exercise price of $0.10 in certain non-U.S. jurisdictions.
•Expected term. We do not yet have sufficient relevant historical exercise data to provide a reasonable basis for estimation of expected term post-IPO; we presently use the simplified method permitted under Staff Accounting Bulletin 14, which deems the expected term to be the average of the time-to-vest and the contractual life.
•Expected volatility. As a public market for our common stock did not exist prior to the IPO, we have limited trading history on which to base expectations of volatility; we presently estimate expected volatility based on the volatility of similar publicly held entities, referred to as “guideline companies,” over a look-back period equivalent to the expected term. In evaluating the similarity of guideline companies, we consider factors such as industry, stage of life cycle, size, and degree of financial leverage.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period consistent with the expected term.
•Estimated dividend yield. The expected dividend is assumed to be zero, as we have never declared or paid any cash dividends and do not intend to declare dividends in the foreseeable future.
Given their immaterial $0.10 exercise price, the Black-Scholes value of our recently granted stock options closely approximates intrinsic value, or fair value of common stock less exercise price; the other aforementioned inputs (expected term, expected volatility, risk-free interest rate, and estimated dividend yield) have an insignificant impact on the results of the Black-Scholes model.

As a result, our stock-based compensation expense is predominantly sensitive to the fair value of our common stock as it relates to the valuation of stock options and RSUs.
Following our IPO, no estimates are involved in determining the fair value of our common stock because observable market prices are utilized. Prior to the IPO, the fair value of our common stock was determined by our board of directors, using contemporaneous third-party valuations and input from management, in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In valuing our common stock, the fair value of our business, or enterprise value, was determined based on objective and subjective factors using various methods under the market approach:
•The subject company transaction method involves the utilization of a company’s own relevant stock transactions, such as the price at which a recent equity class was issued by the company or transacted between third parties.
•The guideline public company method estimates value based on a comparison of the company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to our financial results to estimate the value of the subject company.
•The rate of return method estimates value by applying a rate of return, consistent with performance and achievement of development milestones, to a previously estimated equity value, such as one determined using the other methods.
The resulting equity value was then allocated to each class of stock using the option pricing model or a hybrid method that considered both option pricing and the probability-weighted expected return method. After the equity value was determined and allocated to the various classes of stock, a discount for lack of marketability was applied to arrive at the fair value of ordinary shares, because it is assumed that a private company stockholder has limited opportunities to sell and that any such sale would involve significant transaction costs, thereby reducing overall fair market value. In assessing the fair value of common stock for grant dates occurring between formal valuations, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates.
During fiscal year 2022, we granted 3.0 million equity awards that were dependent on the subjective pre-IPO valuation techniques described above. A hypothetical 10% change in the estimated fair value of our common stock would have resulted in a $16.0 million change in the total fair value of these equity awards, $9.5 million of which would have been recognized in expense during the fiscal year ended January 31, 2022.
For further information about our stock-based compensation, refer to Note 2, Summary of Significant Accounting Policies—Stock-Based Compensation and Note 13, Equity Incentive Plans and Stock-based Compensation, included in Item 8 of this Form 10-K.
JOBS Act Accounting Election
We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements and —Recently Adopted Accounting Pronouncements, included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is principally the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2022, we had $1,768.7 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $115.9 million of marketable securities, consisting of corporate bonds, municipal bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of January 31, 2022, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements for the fiscal year ended January 31, 2022.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other (expense) income, net on our consolidated financial statements. Since the fourth fiscal quarter of 2021, we have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $22.2 million for the fiscal year ended January 31, 2022. During the fiscal year ended January 31, 2022, approximately 53% of our revenues and approximately 32% of our expenses were denominated in non-U.S. dollar currencies. For the fiscal year ended January 31, 2022, we recognized net foreign currency transaction losses of $8.9 million after the impact of foreign currency forward contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
UiPath, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of UiPath, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
New York, New York
April 4, 2022

UiPath, Inc.
Consolidated Balance Sheets
Amounts in thousands except per share data

	As of January 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,768,723	$357,690
Restricted cash	—	7,000
Marketable securities	96,417	102,828
Accounts receivable, net of allowance for doubtful accounts of $2,566 and $2,879, respectively	251,988	172,286
Contract assets	74,831	34,221
Deferred contract acquisition costs	29,926	10,653
Prepaid expenses and other current assets	55,416	49,752
Total current assets	2,277,301	734,430
Restricted cash, non-current	—	6,500
Marketable securities, non-current	19,523	—
Contract assets, non-current	2,730	2,085
Deferred contract acquisition costs, non-current	100,224	32,553
Property and equipment, net	17,176	14,822
Operating lease right-of-use assets	48,953	17,260
Intangible assets, net	16,817	10,191
Goodwill	53,564	28,059
Deferred tax asset	10,628	8,118
Other assets, non-current	25,534	12,443
Total assets	$2,572,450	$866,461
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,515	$6,682
Accrued expenses and other current liabilities	87,958	36,660
Accrued compensation and benefits	130,673	110,736
Deferred revenue	297,355	211,078
Total current liabilities	527,501	365,156
Deferred revenue, non-current	68,665	61,325
Operating lease liabilities, non-current	49,843	14,152
Other liabilities, non-current	4,524	7,564
Total liabilities	650,533	448,197
Commitments and contingencies (Note 11)
Convertible preferred stock, $0.00001 par value per share, 0 and 297,973 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 294,257 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	1,221,968
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value per share, 20,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 and 581,000 shares authorized as of January 31, 2022 and 2021, respectively; 458,773 and 75,177 shares issued and outstanding as of January 31, 2022 and 2021, respectively;	4	1
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of January 31, 2022 and 2021, respectively; 82,453 and 110,653 shares issued and outstanding as of January 31, 2022 and 2021, respectively;	1	1
Additional paid-in capital	3,406,959	179,175
Accumulated other comprehensive income (loss)	10,899	(12,521)
Accumulated deficit	(1,495,946)	(970,360)
Total stockholders’ equity (deficit)	1,921,917	(803,704)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,572,450	$866,461
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Operations
Amounts in thousands except per share data

	Year Ended January 31,
	2022	2021	2020
Revenue:
Licenses	$481,427	$346,035	$201,648
Subscription services	369,867	232,542	119,612
Professional services and other	40,958	29,066	14,896
Total revenue	892,252	607,643	336,156
Cost of revenue:
Licenses	11,888	7,054	3,760
Subscription services	60,565	24,215	16,503
Professional services and other	96,415	34,588	39,142
Total cost of revenue	168,868	65,857	59,405
Gross profit	723,384	541,786	276,751
Operating expenses:
Sales and marketing	697,682	380,154	483,344
Research and development	276,657	109,920	131,066
General and administrative	249,991	162,035	179,624
Total operating expenses	1,224,330	652,109	794,034
Operating loss	(500,946)	(110,323)	(517,283)
Interest income	3,551	1,152	6,741
Other (expense) income, net	(13,488)	14,513	(6,597)
Loss before income taxes	(510,883)	(94,658)	(517,139)
Provision for (benefit from) income taxes	14,703	(2,265)	2,794
Net loss	$(525,586)	$(92,393)	$(519,933)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(0.55)	$(3.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	454,625	168,255	152,382
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Comprehensive Loss
Amounts in thousands

	Year Ended January 31,
	2022	2021	2020
Net loss	$(525,586)	$(92,393)	$(519,933)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(318)	(17)	—
Foreign currency translation adjustments	23,738	(18,730)	5,174
Other comprehensive income (loss)	23,420	(18,747)	5,174
Comprehensive loss	$(502,166)	$(111,140)	$(514,759)
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands

	Convertible preferred stock		Common stock (Class A)		Common stock (Class B)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2019	237,617	$413,380	27,468	$—	120,913	$1	$22,620	$1,052	$(321,616)	$(297,943)
Issuance of convertible preferred stock, net of issuance costs of $591	44,491	583,009	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	19,066	—	—	—	3,774	—	—	3,774
Repurchase and retirement of common stock in connection with convertible preferred stock financing	—	—	(4,651)	—	(5,172)	—	(28,541)	—	(36,418)	(64,959)
Stock-based compensation expense related to tender offer	—	—	—	—	—	—	48,260	—	—	48,260
Stock-based compensation expense	—	—	—	—	—	—	26,116	—	—	26,116
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,174	—	5,174
Net loss	—	—	—	—	—	—	—	—	(519,933)	(519,933)
Balance as of January 31, 2020	282,108	$996,389	41,883	$—	115,741	$1	$72,229	$6,226	$(877,967)	$(799,511)
Issuance of convertible preferred stock, net of issuance costs of $324	12,149	225,579	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and restricted stock awards	—	—	28,196	1	—	—	20,518	—	—	20,519
Issuance of common stock upon vesting of restricted stock awards	—	—	10	—	—	—	373	—	—	373
Stock-based compensation expense related to common stock secondary transactions	—	—	5,088	—	(5,088)	—	4,983	—	—	4,983
Stock-based compensation expense	—	—	—	—	—	—	81,072	—	—	81,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18,747)	—	(18,747)
Net loss	—	—	—	—	—	—	—	—	(92,393)	(92,393)
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,467	—	—	30,467
Issuance of common stock upon exercise of stock options	—	—	10,048	—	—	—	12,345	—	—	12,345
Vesting of early exercised stock options	—	—	—	—	—	—	3,017	—	—	3,017
Issuance of common stock under the employee stock purchase plan	—	—	411	—	—	—	14,462	—	—	14,462
Issuance of common stock upon settlement of restricted stock units	—	—	25,280	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(186)	—	—	—	(10,591)	—	—	(10,591)
Stock-based compensation expense	—	—	—	—	—	—	518,380	—	—	518,380
Other comprehensive income, net of tax	—	—	—	—	—	—	—	23,420	—	23,420
Net loss	—	—	—	—	—	—	—	—	(525,586)	(525,586)
Balance as of January 31, 2022	—	$—	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(525,586)	$(92,393)	$(519,933)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,705	12,335	8,666
Amortization of deferred contract acquisition costs	39,257	40,997	30,450
Reversal of deferred contract acquisition costs and accrued sales commissions, net	—	(9,229)	—
Net amortization of premium on marketable securities	1,954	263	—
Impairment charges on assets	—	—	1,026
Stock-based compensation expense	515,583	86,167	137,862
Amortization of operating lease right-of-use assets	8,875	7,266	7,019
Deferred income taxes	(5,832)	(7,587)	(1,324)
Other non-cash charges, net (1)	1,983	1,019	928
Changes in operating assets and liabilities:
Accounts receivable	(86,387)	(76,907)	(52,146)
Contract assets	(43,660)	(21,964)	(5,083)
Deferred contract acquisition costs	(130,186)	(51,058)	(61,037)
Prepaid expenses and other assets	(15,360)	(8,564)	(20,625)
Accounts payable	3,507	1,893	(14,557)
Accrued expenses and other liabilities	45,729	6,122	18,763
Accrued compensation and benefits	24,038	49,924	17,735
Operating lease liabilities, net	(9,064)	(8,080)	(5,064)
Deferred revenue	105,481	98,973	97,884
Net cash (used in) provided by operating activities	(54,963)	29,177	(359,436)
Cash flows from investing activities:
Purchases of marketable securities	(212,512)	(103,108)	—
Sales of marketable securities	89,383	—	—
Maturities of marketable securities	107,745	—	—
Purchases of property and equipment	(8,879)	(1,953)	(15,748)
Payments related to business acquisitions, net of cash acquired	(5,498)	(19,690)	(18,525)
Capitalized software development costs	(2,950)	(1,240)	(5,233)
Purchases of intangible assets	(1,231)	—	—
Purchases of investments	(1,500)	—	—
Net cash used in investing activities	(35,442)	(125,991)	(39,506)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	692,369	—	—
Payments of initial public offering costs	(3,734)	(732)	—
Proceeds from issuance of convertible preferred stock	750,000	225,903	583,600
Issuance costs related to convertible preferred stock	(164)	(324)	(591)
Proceeds from exercise of stock options	12,197	26,379	3,599
Payments of tax withholdings on net settlement of equity awards	(10,467)	—	—
Net receipts of tax withholdings on sell-to-cover equity award transactions	10,432	—	—
Proceeds from employee stock purchase plan contributions	19,040	—	—
Repurchase and retirement of common stock	—	—	(128,843)
Proceeds from credit agreement	—	78,587	—
Repayment of credit agreement	—	(78,587)	—
Payment of deferred loan costs related to senior secured credit facility	—	(808)	—
Net cash provided by financing activities	1,469,673	250,418	457,765
Effect of exchange rate changes	18,265	(16,545)	3,190
Net increase in cash, cash equivalents and restricted cash	1,397,533	137,059	62,013
Cash, cash equivalents, and restricted cash at beginning of period	371,190	234,131	172,118
Cash, cash equivalents, and restricted cash at end of period	$1,768,723	$371,190	$234,131
Supplemental disclosures of cash flow information:
Cash paid for interest	$691	$1,708	$96
Cash paid for income taxes	$8,454	$4,509	$3,525
Supplemental disclosures of non-cash investing and financing activity:
Stock-based compensation capitalized for software development	$4,487	$261	$398
Value of shares issued in payment of business acquisition	$30,467	$—	$—
Deferred payments related to business acquisitions	$—	$—	$18,591
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	$3,017	$1,762	$—
Tax withholdings on net settlement of restricted stock units, accrued and unpaid	$270	$—	$—
Property and equipment included in accounts payable	$1,863	$—	$—

(1) Prior period amounts have been combined to conform to current presentation
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Consolidated Financial Statements

1	Organization and Description of Business

UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings that allow our customers to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization.
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
We have legal presence in 31 countries, with our principal operations in the United States ("U.S."), Romania, and Japan.
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

2	Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest or of which we are the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.
During the third quarter of fiscal 2022, maintenance and support revenue was renamed subscription services revenue, and services and other revenue was renamed professional services and other revenue. We believe that the new captions, which have been applied retrospectively, better reflect the composition of the revenue streams included in these line items on the consolidated statements of operations.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal years 2022, 2021, and 2020 refer to the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
Stock Split
On July 9, 2020, we effected a three-for-one stock split of our outstanding common stock and convertible preferred stock, without any change in the par value per share. All information related to common stock, convertible

UiPath, Inc.
Notes to Consolidated Financial Statements

preferred stock, equity awards, and net loss per share presented in our consolidated financial statements and the accompanying notes reflects the impact of this stock split.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, estimated expected period of benefit for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets and liabilities including accounting for and fair value of derivatives, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to the IPO, timing and amount of contingencies, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other (expense) income, net in the consolidated statements of operations. For fiscal years 2022, 2021 and 2020, we recognized transaction (losses) gains of $(17.2) million, $22.4 million, and $(6.5) million, respectively, excluding the impact of foreign currency forward contracts, which are discussed below.
Derivative Financial Instruments
From time to time, we use derivative financial instruments, such as foreign currency forward contracts, to manage foreign currency exposures. We account for our derivative instruments as either assets or liabilities and carry them at fair value. These foreign currency contracts are not designated and do not qualify as hedging instruments, as defined by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Our foreign currency forward contract was terminated on January 28, 2022.
As of January 31, 2022 and 2021, derivative financial instruments with a fair value totaling zero and $0.6 million were recorded in accrued expenses and other current liabilities in the consolidated balance sheets. We record changes in the fair value of these derivatives as a component of other (expense) income, net in the consolidated statements of operations. The notional amount of foreign currency forward contracts outstanding was zero and $138.6 million as of January 31, 2022 and 2021, respectively. Net gains (losses) associated with foreign currency forward contracts were $8.3 million and $(4.0) million for the fiscal years ended January 31, 2022 and 2021, respectively. We did not have foreign currency forward contracts during fiscal year 2020.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of January 31, 2022 and 2021, 96% and 92% of our cash, cash equivalents, and restricted cash were concentrated in the United States, European Union ("EU") countries, and Japan, respectively.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts

UiPath, Inc.
Notes to Consolidated Financial Statements

receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those which represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For fiscal years 2022, 2021, and 2020, no single customer accounted for 10% or more of our total revenue. As of January 31, 2022 and 2021, no single customer accounted for 10% or more of our accounts receivable.
Fair Value of Financial Instruments
We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1 — Quoted prices in active markets for identical assets or liabilities that we can access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as:
•quoted prices for similar assets or liabilities in active markets;
•quoted prices for identical or similar assets or liabilities in markets that are not active; or
•inputs other than quoted prices that are observable or can be corroborated by observable market data.
Level 2 inputs must be observable for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value.
Financial instruments consist of cash equivalents, marketable securities, accounts receivable, derivative financial instruments, and accounts payable. Marketable securities and derivative instruments are recorded at fair value. Cash equivalents, accounts receivable and accounts payable are recorded at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.
Restricted Cash
Restricted cash represents cash on deposit for forward agreements and cash collateral for credit cards.
Marketable Securities
Our marketable securities consist of corporate bonds, municipal bonds, and commercial paper with original maturity dates of more than three months from the date of purchase. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale securities as we may sell these securities at any time for use in our current operations or for other purposes, even prior to maturity. We classify our marketable securities as current or non-current assets in the consolidated balance sheets based on their stated maturity dates.

UiPath, Inc.
Notes to Consolidated Financial Statements

The fair value of available-for-sale marketable securities is remeasured each reporting period. Any premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned. Unrealized gains and losses on marketable securities are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other (expense) income, net in the consolidated statements of operations. We periodically evaluate our marketable securities to assess whether those in unrealized loss positions are other-than-temporarily impaired. Our assessment considers various factors, including the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. If we determine that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of January 31, 2022, we have not recorded any other-than-temporary impairment charges related to our available-for-sale marketable securities.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Our accounts receivable are reduced by an allowance for doubtful accounts. This allowance contemplates estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. We write off accounts receivable when they are determined to be uncollectible. We have not experienced significant credit losses from accounts receivable. The allowance for doubtful accounts was $2.6 million and $2.9 million as of January 31, 2022 and 2021, respectively. Bad debt expense was $0.7 million, $2.2 million, and $0.9 million for fiscal years 2022, 2021, and 2020, respectively.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Asset Category	Estimated Useful Life
Computer and equipment	1 to 2 years
Furniture and fixtures	2 to 9 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life (1 to 7 years)
Internal-Use Software
Pursuant to ASC 350-40, Internal Use Software, we capitalize costs incurred to implement cloud computing arrangements that are service contracts and costs incurred to develop internal-use software, which has historically included our SaaS products. ASC 350-40 prescribes capitalization of costs incurred during the application development stage, costs incurred to develop or obtain software that allows for access to or conversion of old data by new systems, and costs incurred in connection with upgrades and enhancements to internal-use software if it is probable that such expenditures will result in additional functionality. These capitalized costs exclude training costs, project management costs, and data migration costs. We evaluate our long-lived assets, including these capitalized costs, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.
Costs incurred to develop our SaaS products are capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of subscription services revenue on the consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized internal-use software development costs were $10.1 million and $4.4 million as of January 31, 2022 and 2021, respectively. Amortization

UiPath, Inc.
Notes to Consolidated Financial Statements

expenses were $1.2 million, $0.5 million, and zero for fiscal years 2022, 2021, and 2020, respectively. Accumulated amortization was $1.7 million and $0.5 million as of January 31, 2022 and 2021, respectively.
Beginning in the fourth quarter of fiscal 2022, we began to broadly market on-premises versions of certain of our SaaS products, thereby establishing a pattern of deciding to market internal-use software and a rebuttable presumption that we intend to market any SaaS products we develop. As a result, our ongoing and future SaaS projects must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, which is discussed below under "Software Development Costs."
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $2.3 million and $2.6 million as of January 31, 2022 and 2021, respectively, and are recorded in other assets, non-current on our consolidated balance sheets. Related amortization expense was $0.9 million, $0.4 million and $0.1 million for fiscal years 2022, 2021, and 2020, respectively. Accumulated amortization was $1.2 million and $0.5 million as of January 31, 2022 and 2021, respectively.
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Beginning in the fourth quarter of fiscal year 2022, we also account for costs incurred to develop our SaaS products in accordance with ASC 985-20. This guidance requires that all costs to establish technological feasibility be expensed as they are incurred. Technological feasibility is established when the working model is complete. Costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product-by-product basis. Capitalized costs are included in other assets, non-current on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and are included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the the underlying product. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Gross capitalized software development costs were $4.3 million and $2.9 million as of January 31, 2022 and 2021, respectively, and amortization expense was $0.7 million, $0.5 million, and $0.2 million for fiscal years 2022, 2021 and 2020, respectively. Accumulated amortization was $1.2 million and $0.7 million as of January 31, 2022 and 2021, respectively.
Leases
We determine if an arrangement contains a lease at inception based on whether there is an identified asset and whether we control the use of the identified asset throughout the period of use. We classify leases as either financing or operating leases. We do not have any financing leases.
Operating lease liabilities represent our obligation to make payments arising from a lease. Operating lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The present value of lease payments is discounted based on our incremental borrowing rate unless the rate implicit in the lease is readily determinable, which generally is not the case. We estimate our incremental borrowing rate based on information available at the lease commencement date for collateralized borrowings with a similar term, amount, borrower creditworthiness, and economic environment.
Operating lease ROU assets represent our right to use an underlying asset for the lease term. Our operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (1) payments made to the lessor at or before the commencement date, (2) initial direct costs incurred, and (3) tenant incentives under the lease.
Options to renew or terminate the lease are recognized as part of our operating lease ROU assets and operating lease liabilities when it is reasonably certain the options will be exercised.

UiPath, Inc.
Notes to Consolidated Financial Statements

We do not allocate consideration between lease and non-lease components, such as maintenance costs, as we have elected to not separate lease and non-lease components for any leases within our existing classes of assets. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for real estate taxes, insurance, maintenance, and utilities, which are generally based on our pro-rata share of the total property, are expensed as incurred and are not included in the measurement of the operating lease ROU assets or operating lease liabilities. In addition, we do not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Business Acquisitions
Assets acquired and liabilities assumed in a business combination are recorded at their respective fair values at the date of the acquisition. Determination of the fair value of assets acquired and liabilities assumed relies on management judgments and often involves the use of estimates and assumptions, including but not limited to assumptions about future cash inflows and outflows, discount rates, and lives of intangible and other assets. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
During the one-year measurement period following an acquisition, we may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, subsequent adjustments, if any, are recorded in our consolidated statements of operations.
Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business acquisition over the fair value of the net assets acquired and is not amortized. We test goodwill for impairment at the reporting unit level at least annually in November and may test more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable.

At the time of testing, if we determine that it is more likely than not that the estimated fair value of our single reporting unit is less than its carrying value, a quantitative assessment is performed by comparing the fair value of the reporting unit with its carrying value. In order to make this determination, we may make an initial assessment of qualitative factors, or may proceed directly to the quantitative impairment test. There were no impairment charges to goodwill during fiscal years 2022, 2021, and 2020.
Acquired intangible assets consist primarily of developed technology and customer relationships resulting from our business acquisitions. Intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances suggest that the carrying amount of an asset or asset group may not be recoverable. We assess recoverability by comparing the carrying amount of such asset or asset group to the net undiscounted future cash flows we expect the asset or asset group to generate. If the carrying amount of an asset or asset group exceeds the related undiscounted cash flows, it is considered to be impaired and an impairment charge is recognized for the amount by which the carrying value of the asset or asset group exceeds its fair value.
There were no events or changes in circumstances during fiscal years 2022 and 2021 which indicated possible impairment of our long-lived assets. During fiscal year 2020, we concluded that the carrying values of long-lived assets related to our Houston office, including operating lease ROU assets, leasehold improvements, and furniture and fixtures, exceeded their estimated fair values as the result of a restructuring plan. See Note 11, Commitments and Contingencies—Workforce Restructuring, for further details on our workforce restructuring.

UiPath, Inc.
Notes to Consolidated Financial Statements

Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. As of January 31, 2021, $1.5 million of deferred offering costs were capitalized within other assets, non-current in the consolidated balance sheets.
Upon consummation of the IPO, $4.5 million of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. Deferred offering costs were paid in full as of the end of the second fiscal quarter of 2022.
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
Licenses
We primarily sell term licenses (including the term license portion of hybrid offerings), which provide customers the right to use software for a specified period of time (i.e. on a subscription basis), and perpetual licenses, which provide customers the right to use software for an indefinite period of time. For both types of licenses, revenue is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided or annually at contract anniversary.
Subscription Services
We generate subscription services revenue through the provision of maintenance and support services, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for both term and perpetual license arrangements. Maintenance and support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements. For maintenance and support, we generally invoice when the associated license(s) are provided and upon renewals. Subscription services revenue also includes revenue from our SaaS products, including those sold as a component of our hybrid offerings, for which customers do not have the contractual right to take possession of the underlying software without significant penalty, or for which it is not feasible for the customer to run the software on their own hardware or contract with a third party to host the software. SaaS products are stand-ready obligations to provide access to our products, and the related revenue is recognized on a ratable basis over the contractual period of the arrangement, as control of the services is transferred to the customer. We generally invoice for our SaaS products when the customer is provided access and may begin using the SaaS products or annually at contract anniversary.

UiPath, Inc.
Notes to Consolidated Financial Statements

Professional Services and Other
Professional services and other revenue consists of fees associated with professional services for process automation, customer education and training services. Our professional services contracts are structured on a time and materials or fixed price basis, and the related revenue is recognized as the services are rendered. For professional services, we invoice as the services are provided or in advance.
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
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. When possible, we determine SSP by reference to observable prices of our products and services in standalone sales. When we do not have such observable prices, we maximize the use of observable inputs when estimating the SSP; such observable inputs include historical contract pricing, list prices, and industry pricing data available to the public. Our SSP reflects the amount we would charge for each performance obligation if it were sold separately in a standalone sale to similar customers in similar circumstances in similar geographies.
Modifications
We may modify contracts to offer customers additional products or services. The additional products and services will generally be considered distinct from those products or services transferred to the customer before the modification. We evaluate whether the price for the additional products and services reflects the SSP in order to determine the appropriate modification model to apply. If the price reflects SSP, the purchase of additional products and services is accounted for as a separate contract. If the price does not reflect SSP, we account for the modification as the termination of the existing contract and the creation of a new contract.
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
Contract Balances
Contract assets consist of unbilled accounts receivable related to goods or services that have been transferred to customers but whose payment is contingent upon a future event.
Contract liabilities consist of deferred revenue. Revenue is deferred when we invoice in advance of performance under a contract.
Deferred Contract Acquisition Costs
We defer sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on the terms of our sales compensation plans and whether the sales commissions are incremental to a customer contract (i.e. would not have occurred absent the customer contract).

UiPath, Inc.
Notes to Consolidated Financial Statements

We apply the practical expedient in ASC 340-40, Other Assets and Deferred Costs to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.
We allocate the cost of commissions in proportion to the allocation of transaction price of license and maintenance performance obligations, including assumed renewals. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to maintenance are capitalized and amortized on a straight-line basis over a period of five years for initial contracts, reflecting our estimate of the expected period that we will benefit from those commissions. Commissions paid on renewal contracts that are allocated to maintenance are capitalized and amortized over the renewal term.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded for fiscal years 2022, 2021, and 2020, respectively.
At the end of fiscal year 2021, we approved a new sales incentive plan for fiscal year 2022, under which sales commissions for renewal of a subscription contract are not commensurate with the commissions paid on the initial contract. Under the new sales incentive plan, we defer incremental commissions related to initial contracts and amortize such costs over the expected period of benefit, which we determined to be five years. We determined the period of benefit by taking into consideration the length of our customer contracts, retention rate, the technology lifecycle, and other factors. This change was accounted for as a change in accounting estimate, the impact of which was $9.2 million, resulting from the reversal of accrued sales commission of $14.6 million partially offset by the reversal of deferred contract acquisition cost of $5.4 million.
During fiscal years 2021 and 2020, sales commissions for renewal of a subscription contract were commensurate with the sales commissions paid for the acquisition of the initial subscription contract because there was minimal to no difference in sales commission rates between new and renewal contracts. Sales commissions paid upon the initial acquisition of a contract were amortized over the contract term, while sales commissions paid related to renewal contracts were amortized over the renewal term.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs related to our licenses, direct costs related to third-party software resales, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized development costs related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred.
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

UiPath, Inc.
Notes to Consolidated Financial Statements

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing employees and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead.
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Such costs were $43.3 million, $21.3 million, and $36.4 million for fiscal years 2022, 2021, and 2020, respectively.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, for our research and development employees. Research and development expenditures are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, associated with our finance, legal, human resources, compliance, and other administrative employees, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards. The fair value of each stock option is determined using the Black-Scholes pricing model. The fair value of each restricted stock unit (“RSU”) and restricted stock award (“RSA”) is determined based on the fair value of our Class A common stock on the grant date. The fair value of employee stock purchase plan awards is determined using the Black-Scholes pricing model.
Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the expense classification of the individual earning the award. The fair value of awards with only service-based vesting conditions is recognized as expense over the requisite service period on a straight-line basis. The fair value of awards that contain both service-based and performance-based vesting conditions, such as RSUs that were granted under the UiPath, Inc. 2018 Stock Plan (the “2018 Plan”) before our IPO, are recognized as expense using the accelerated attribution method once it is probable that the performance condition will be met. The fair value of employee stock purchase plan awards is recognized over the relevant offering period on a straight-line basis. We account for forfeitures as they occur.
Income Taxes
Pursuant to ASC 740, Income Taxes, we account for our income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates and laws that will be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize those tax assets through future operations.
ASC 740 prescribes a two-step approach to recognizing and measuring uncertain tax positions: (1) evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any; and (2) measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments, and which may not accurately reflect actual outcomes.

UiPath, Inc.
Notes to Consolidated Financial Statements

We recognize any interest and penalties related to uncertain tax positions as a component of provision for (benefit from) income taxes in the consolidated statements of operations.
Net Loss Per Share Attributable to Common Stockholders
We compute net loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We consider our convertible preferred stock and unvested awards under our equity incentive plans to be participating securities, as holders of such securities have non-forfeitable dividend rights in the event of our declaration of a dividend for shares of common stock. These participating securities do not contractually require the holders of such shares to participate in our losses. As such, net loss for the periods presented was not allocated to our participating securities.
Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss is allocated between Class A and Class B common stock based on the weighted-average shares outstanding for each class. In the case of net income, diluted net income per share would be calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. In the case of net loss, diluted net loss per share is the same as basic net loss per share because potentially dilutive common stock equivalents are anti-dilutive when in a net loss position.
All potentially dilutive common stock equivalents, consisting of convertible preferred stock and unvested awards and unexercised options under our equity incentive plans, were anti-dilutive in fiscal years 2022, 2021, and 2020, as we were in a net loss position for these periods.
Geographic Information
We operate as one segment, as our chief executive officer (“CEO”), who is our chief operating decision maker, allocates resources and assesses performance based upon financial information at the consolidated level.
The following table presents our long-lived assets other than financial instruments, net of accumulated depreciation and amortization, by geographic region (in thousands):

	As of January 31,
	2022	2021
United States	$155,780	$51,817
Romania	66,558	30,625
Netherlands	35,132	36,829
Rest of world	16,656	12,760
Total long-lived assets	$274,126	$132,031
Refer to Note 3, Revenue Recognition for disclosure of revenue by geographical region.
Variable Interest Entity
When we make an initial investment in or establish other variable interests in an entity, we determine whether that entity is considered a variable interest entity ("VIE"), and, if so, whether we are the primary beneficiary of that VIE. The primary beneficiary of a VIE is a party that meets both of the following criteria: (1) it has the power to direct the activities that most significantly impact the economic performance of the VIE; and (2) it has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Periodically, we assess whether any change in our interest in or relationship with the entity affects our determination as to whether the entity is a VIE, and, if so, whether we are the primary beneficiary.
We consolidate any VIE of which we are the primary beneficiary. If we are not the primary beneficiary of a VIE, we account for the investment or other variable interests in that VIE in accordance with the applicable accounting guidance.

UiPath, Inc.
Notes to Consolidated Financial Statements

During the third quarter of fiscal 2022, we entered into an agreement whereby we have acquired a variable interest in a special purpose limited liability company (the "LLC") owned by our CEO, that owns a specific aircraft. This arrangement allows us to use the aircraft, when available, for business purposes in the course of our normal operations at rates that approximate the cost of operating the aircraft but that do not exceed current market rates. We determined at the inception of this agreement that the LLC is a VIE. Our variable interest is limited to sharing cost savings; we do not have any obligation to fund losses of the LLC, do not have a minimum commitment related to our use of the aircraft, have not guaranteed the LLC's debt, and do not have any other involvement with the LLC. We have determined that the governance structure of the LLC does not allow us to direct the activities that would significantly impact its economic performance, such as approving terms or pricing associated with the chartering of the aircraft or participating in decision-making related to financing. As such, we are not the primary beneficiary of the LLC and accordingly do not consolidate it in our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU No. 2020-06 simplifies accounting for convertible instruments by removing certain separation models required under current U.S. GAAP. ASU No. 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. We early adopted ASU No. 2020-06 on a retrospective basis on February 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to amend the current accounting guidance in ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 is effective for us beginning February 1, 2024, with early adoption permitted. We plan to early adopt this guidance effective February 1, 2022 and do not expect the adoption to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions associated with (1) intraperiod tax allocations, (2) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (3) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for us beginning February 1, 2022, and for interim periods in fiscal years beginning February 1, 2023. We do not expect the adoption to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the current accounting guidance that requires the measurement of all expected losses to be based on historical experience, current conditions, and reasonable and supportable forecasts. For trade receivables, contract assets, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. ASU No. 2016-13 will be effective for us beginning February 1, 2023. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

UiPath, Inc.
Notes to Consolidated Financial Statements

3	Revenue Recognition

Disaggregation of Revenue
The following table summarizes revenue by geographical region (dollars in thousands):

	Year Ended January 31,
	2022		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas(1)	$430,326	48%	$260,016	43%	$125,360	37%
Europe, Middle East, and Africa	261,857	29%	187,072	31%	113,887	34%
Asia-Pacific(1)	200,069	23%	160,555	26%	96,909	29%
Total revenue	$892,252	100%	$607,643	100%	$336,156	100%
(1)Revenue from the United States and Japan, respectively, represented 43% and 11%, 39% and 14%, and 34% and 17% of our total revenue for fiscal years 2022, 2021, and 2020, respectively.
Contract Balances
Significant changes in our contract assets and deferred revenue balances during the periods presented were as follows (in thousands):

	Year Ended January 31,
Contract Assets	2022	2021
Beginning balance	$36,306	$12,977
Contract assets recognized during the year	77,714	33,734
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the year	(34,221)	(11,398)
Translation adjustments	(2,238)	993
Ending balance	$77,561	$36,306
Contract assets, current	$74,831	$34,221
Contract assets, non-current	2,730	2,085
Total contract assets	$77,561	$36,306

	Year Ended January 31,
Deferred Revenue	2022	2021
Beginning balance	$272,403	$165,568
Additions to deferred revenue during the year	952,177	670,797
Additions to deferred revenue from business acquisitions	3,640	—
Revenue recognized that was included in deferred revenue at the beginning of the period	(211,078)	(124,627)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(636,418)	(446,710)
Translation adjustments	(14,704)	7,375
Ending balance	$366,020	$272,403
Deferred revenue, current	$297,355	$211,078
Deferred revenue, non-current	68,665	61,325
Total deferred revenue	$366,020	$272,403

UiPath, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $682.8 million, which consists of both billed consideration in the amount of $366.0 million and unbilled consideration in the amount of $316.8 million that we expect to recognize as revenue. We expect to recognize 62% of our remaining performance obligations as revenue in fiscal year 2023, and the remainder thereafter.
Deferred Contract Acquisition Costs
The following table represents a rollforward of our deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2022	2021
Beginning balance	$43,206	$37,254
Additions to deferred contract acquisition costs	130,206	51,058
Amortization of deferred contract acquisition costs	(39,257)	(40,997)
Reversal of deferred contract acquisition costs due to change in sales incentive plan	—	(5,426)
Translation adjustments	(4,005)	1,317
Ending balance	$130,150	$43,206
Deferred contract acquisition costs, current	$29,926	$10,653
Deferred contract acquisition costs, non-current	100,224	32,553
Total deferred contract acquisition costs	$130,150	$43,206

4	Marketable Securities

The following is a summary of our marketable securities (in thousands):

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,343	$—	$—	$15,343
Corporate bonds	91,735	—	(303)	91,432
Municipal bonds	9,197	—	(32)	9,165
Total marketable securities	$116,275	$—	$(335)	$115,940

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,171	$—	$—	$23,171
Corporate bonds	79,674	7	(24)	79,657
Total marketable securities	$102,845	$7	$(24)	$102,828
As of January 31, 2022, $19.5 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year. As of January 31, 2021, the contractual maturities of our marketable securities were all less than one year. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of January 31, 2022 and 2021 are temporary in nature. To determine whether a decline in value is other-than temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and

UiPath, Inc.
Notes to Consolidated Financial Statements

ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value.

5	Fair Value Measurement

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 and 2021 (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market	$1,056,555	$—	$—	$1,056,555
Total cash equivalents	1,056,555	—	—	1,056,555
Commercial paper	—	15,343	—	15,343
Corporate bonds	—	91,432	—	91,432
Municipal bonds	—	9,165	—	9,165
Total marketable securities	—	115,940	—	115,940
Total	$1,056,555	$115,940	$—	$1,172,495

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market	$198,523	$—	$—	$198,523
Commercial paper	—	19,999	—	19,999
Corporate bonds	—	1,477	—	1,477
Total cash equivalents	198,523	21,476	—	219,999
Commercial paper	—	23,171	—	23,171
Corporate bonds	—	79,657	—	79,657
Total marketable securities	—	102,828	—	102,828
Total	$198,523	$124,304	$—	$322,827
Financial Liabilities:
Foreign currency derivative	$—	$571	$—	$571
Total	$—	$571	$—	$571
Our cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our derivative financial instruments consist of foreign currency forward contracts and are carried at fair value based on significant observable inputs. As such, they are classified within Level 2 of the fair value hierarchy. None of our financial instruments were classified as Level 3 as of January 31, 2022 and 2021.

6	Business Acquisitions

Fiscal Year 2022 Acquisitions
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

UiPath, Inc.
Notes to Consolidated Financial Statements

The total purchase consideration for the acquisition of Cloud Elements was $36.1 million, which consisted of the following (in thousands):

Amount
Cash	$5,660
Fair value of common stock	30,467
Total	$36,127
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 19, 2021
Cash	$162
Accounts receivable	743
Other assets	1,996
Intangible assets	11,200
Goodwill	27,686
Total assets acquired	41,787
Total liabilities assumed	(5,660)
Total	$36,127
The following table sets forth the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$6,600	5.0
Customer relationships	4,500	3.0
Trade name	100	3.0
Total	$11,200
The acquisition of Cloud Elements generated $27.7 million in goodwill due to the synergies expected and the skilled workforce acquired. None of this goodwill is deductible for tax purposes.
We incurred transaction costs in connection with the Cloud Elements acquisition of $1.1 million. Of these transaction costs, $0.9 million was included in general and administrative expenses in the consolidated statement of operations for fiscal year 2022, and the remainder was recognized in fiscal year 2021.
Fiscal Year 2020 Acquisitions
StepShot
On May 22, 2019, we acquired StepShot OÜ, a leading provider of process documentation software, for $1.0 million in cash and $1.0 million in deferred consideration which was paid in May 2020. The acquisition allows us to accelerate customers’ automation journeys by enabling them to quickly and easily record, document, and share processes as well as automate key steps in robot creation. We recorded goodwill of $1.1 million, none of which is deductible for tax purposes, and the transaction costs incurred in connection with the acquisition were immaterial.
ProcessGold
On October 3, 2019, we acquired 100% of the share capital of ProcessGold AG, a leading process mining vendor based in the Netherlands. The total consideration was $35.2 million and consisted of $18.0 million in cash paid at closing and $17.2 million paid within a year thereafter. Such amount was held back as security for potential claims under warranties and specific indemnities. In October 2020, the final payment, adjusted for currency

UiPath, Inc.
Notes to Consolidated Financial Statements

movements, of $18.7 million was made. Through this acquisition, we expect to offer customers a solution that brings together both process mining and RPA capabilities.
The following table summarizes the allocation of the purchase price (in thousands):

Amount
Intangible assets	$11,475
Goodwill	23,986
Other assets	2,286
Total assets acquired	37,747
Liabilities assumed	(2,559)
Total	$35,188
The following table sets forth the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$10,910	5.0
Customer relationships	499	5.0
Trade names and trademarks	66	3.0
Total	$11,475
Goodwill generated was primarily attributable to the assembled workforce and expanded market opportunities gained in this transaction. None of this goodwill is deductible for tax purposes. Transaction costs associated with the acquisition were $0.6 million and are recorded in general and administrative expenses in the consolidated statement of operations for fiscal year 2020.

7	Intangible Assets and Goodwill

Intangible Assets, Net
Intangible assets, net consisted of the following as of January 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$18,627	$(6,584)	$12,043	3.4
Trade names and trademarks	274	(185)	89	1.9
Customer relationships	5,010	(1,479)	3,531	2.2
Other intangibles	1,231	(77)	1,154	8.3
Total	$25,142	$(8,325)	$16,817
Intangible assets, net consisted of the following as of January 31, 2021 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$13,083	$(3,350)	$9,733	3.7
Trade names and trademarks	66	(24)	42	1.8
Customer relationships	527	(111)	416	3.8
Total	$13,676	$(3,485)	$10,191

UiPath, Inc.
Notes to Consolidated Financial Statements

We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the consolidated statements of operations. Amortization expense of intangible assets were $5.1 million, $2.6 million and $0.7 million for fiscal years 2022, 2021, and 2020, respectively.
The expected future amortization expenses related to intangible assets as of January 31, 2022 were as follows (in thousands):

Year Ended January 31,	Amount
2023	$5,556
2024	5,525
2025	3,539
2026	1,449
2027	338
Thereafter	410
Total	$16,817
Goodwill
Changes in the carrying amount of goodwill were as follows during the periods presented (in thousands):

Carrying Amount
Balance as of January 31, 2020	$25,311
Effect of foreign currency translation	2,748
Balance as of January 31, 2021	28,059
Acquisition of Cloud Elements	27,686
Effect of foreign currency translation	(2,181)
Balance as of January 31, 2022	$53,564

8	Operating Leases

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

UiPath, Inc.
Notes to Consolidated Financial Statements

Lease costs are presented below (in thousands):

	Year Ended January 31,
	2022	2021	2020
Operating lease cost	$8,875	$7,266	$7,019
Short-term lease cost	4,387	8,853	12,706
Variable lease cost	582	735	1,163
Sublease income(1)	(355)	—	—
Total lease cost	$13,489	$16,854	$20,888
(1) Included in other (expense) income, net in the consolidated statements of operations

Supplemental balance sheet information related to leases is as follows (in thousands):

	As of January 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$48,953	$17,260
Liabilities:
Accrued expenses and other current liabilities	$1,552	$5,924
Operating lease liabilities, non-current	49,843	14,152
Total operating lease liabilities	$51,395	$20,076
Supplemental cash flow information related to operating leases was as follows for the periods presented (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,358	$7,741	$5,183
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$35,262	$126	$9,932
The following table represents the weighted-average remaining lease term and discount rate for the periods presented:

	Year Ended January 31,
	2022	2021
Weighted-average remaining lease term (years)	13.7	3.8
Weighted-average discount rate	6.5%	8.1%

UiPath, Inc.
Notes to Consolidated Financial Statements

Future undiscounted lease payments for our operating lease liabilities as of January 31, 2022 were as follows (in thousands):

Amount
Year Ended January 31,
2023	$2,399
2024	9,816
2025	7,889
2026	5,672
2027	4,665
Thereafter	49,419
Total operating lease payments	79,860
Less: imputed interest	(28,465)
Total operating lease liabilities	$51,395
As of January 31, 2022, we had non-cancellable commitments in the amount of $0.8 million related to operating leases of real estate facilities that have not yet commenced.

9	Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2022	2021
Prepaid expenses	$29,451	$21,302
Value-added taxes receivable	3,313	7,178
Other receivables	6,762	4,002
Supplier advances	15,890	17,270
Prepaid expenses and other current assets	$55,416	$49,752
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2022	2021
Computers and equipment	$22,478	$16,408
Leasehold improvements	9,338	10,711
Furniture and fixtures	4,875	5,590
Other	2,552	177
Property and equipment, gross	39,243	32,886
Less: accumulated depreciation and amortization	(22,067)	(18,064)
Property and equipment, net	$17,176	$14,822
Depreciation and amortization expense was $6.8 million, $8.4 million, and $7.6 million for fiscal years 2022, 2021, and 2020, respectively.

UiPath, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued expenses	$21,736	$11,955
Withholding tax from employee equity transactions	16,618	—
Employee stock purchase plan withholdings	4,302	—
Payroll taxes and other benefits payable	7,016	2,035
Income tax payable	18,210	4,022
Value-added taxes payable	9,327	8,945
Operating lease liabilities, current	1,552	5,924
Other	9,197	3,779
Accrued expenses and other current liabilities	$87,958	$36,660

10	Credit Facility

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
As of January 31, 2022 and 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Facility.

11	Commitments and Contingencies

Letters of Credit
We had a total of $5.3 million and $4.1 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of January 31, 2022 and 2021, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2023.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.

UiPath, Inc.
Notes to Consolidated Financial Statements

These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of January 31, 2022 and 2021, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which we make matching contributions. We make matching contributions of 50% of participating employee contributions. Our total matching contributions to our 401(k) Plan during fiscal years 2022, 2021, and 2020 were $8.1 million, $5.1 million and $5.5 million, respectively.
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
Fiscal Year 2020 Workforce Restructuring
On October 24, 2019, we announced a restructuring plan focused on reducing our global workforce across all functional areas of our operations. We implemented this restructuring plan through the end of fiscal year 2020 and incurred one-time employee and non-employee termination benefits of $9.9 million relating to workforce reductions. Of these termination benefits, $9.3 million were paid in fiscal year 2020 and $0.6 million were paid in fiscal year 2021.
The following table shows the restructuring charges incurred during fiscal year 2020 (in thousands):

Year Ended January 31, 2020
Cost of subscription services revenue	$514
Cost of professional services and other revenue	396
Sales and marketing	6,568
Research and development	511
General and administrative	1,953
Total	$9,942
Additionally, we concluded as a result of the restructuring plan that the carrying amount of our Houston office, including operating lease ROU assets, leasehold improvements, and furniture and fixtures, exceeded its estimated fair value. We recorded an impairment loss of $1.0 million in general and administrative expenses in the consolidated statements of operations for fiscal year 2020.

UiPath, Inc.
Notes to Consolidated Financial Statements

Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for mainly hosting services and software products and services. In January 2022, we made commitments to purchase cloud infrastructure services from a third-party vendor in anticipation of requiring specialized infrastructure for a future solution offering.
As of January 31, 2022, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Year Ended January 31,	Amount
2023	$12,807
2024	25,158
2025	14,234
2026	3,546
2027	1,100
Thereafter	—
Total	$56,845
Other Commitments
Certain executives’ employment agreements contain provisions providing for severance upon termination.
Due to the growth in the fair value of our common stock combined with the timing between when certain employees began employment with us and the date that their stock options were granted, the actual exercise price of the grants made to certain employees was higher than the price in effect at the time of their hire. In order to compensate these individuals for the increased exercise price, we have granted long-term incentive awards consisting of cash payments equal to the difference between the exercise price in effect at the hire date of these employees and the actual granted exercise price multiplied by the number of shares of common stock subject to the stock options granted. We have recorded $0.8 million and $0.9 million within accrued expenses and other current liabilities on the consolidated balance sheets and have additional unrecorded commitments to these employees of $1.6 million and $3.4 million as of January 31, 2022 and 2021, respectively.

UiPath, Inc.
Notes to Consolidated Financial Statements

12	Convertible Preferred Stock and Stockholders' Equity (Deficit)

Convertible Preferred Stock
No convertible preferred stock was outstanding as of January 31, 2022. Convertible preferred stock consisted of the following as of January 31, 2021 (in thousands except per share amounts):

Series of Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Carrying Value Net of Issuance Costs	Aggregate Liquidation Preference
A-1	96,825	96,825	$0.31	$29,523	$29,633
A-2	48,000	48,000	$0.03	1,600	1,600
B-1	43,734	43,734	$2.70	117,592	118,000
B-2	12,972	12,972	$2.70	34,880	35,000
C-1	19,626	19,626	$6.38	124,969	125,200
C-2	16,459	16,459	$6.38	104,816	105,000
D-1	34,504	34,504	$13.12	452,140	452,600
D-2	9,987	9,987	$13.12	130,869	131,000
E	15,866	12,150	$18.59	225,579	225,903
Total	297,973	294,257		$1,221,968	$1,223,936
In February 2021, we issued to certain investors approximately 12.0 million shares of Series F convertible preferred stock at a purchase price of $62.28 per share, for an aggregate purchase price of $750.0 million.
The principle rights, privileges, and preferences of our convertible preferred stock were as follows:
Voting
The holder of each share of convertible preferred stock was entitled to the number of votes equal to the number of shares of convertible preferred stock held by such holder as of the record date for determining stockholders entitled to vote. As of January 31, 2021, the holders of the shares of Series A-1 and A-2 convertible preferred stock were entitled to elect two directors, the holders of the shares of Series B-1 and B-2 convertible preferred stock were entitled to elect one director, the holders of the shares of common stock were entitled to elect two directors, and the holders of the shares of common stock and convertible preferred stock, voting together as a single class, were entitled to elect the remaining number of directors.
Redemption and Liquidation
Holders of our convertible preferred stock did not have any date-specific redemption rights. However, certain redemption provisions did apply following certain deemed liquidation events, which are considered contingent redemption provisions that are not solely within our control. Accordingly, the convertible preferred stock was presented outside of permanent equity in the mezzanine section of the consolidated balance sheets as of January 31, 2021.
Conversion
Each share of convertible preferred stock was convertible at the option of the holder without payment of additional consideration at any time into Class A common stock at a rate determined by dividing the original issue price applicable to a series of convertible preferred stock by the conversion price applicable to such series of convertible preferred stock (the “Conversion Rate”). The initial conversion price per share for each series of convertible preferred stock was equal to the original issue price for such series (i.e., 1:1 conversion).

UiPath, Inc.
Notes to Consolidated Financial Statements

Each share of convertible preferred stock was to automatically convert into shares of Class A common stock at the then applicable Conversion Rate upon the earlier to occur of (a) our sale of Class A common stock in an IPO, the price of which is at least equal to the original issue price per share for the Series D convertible preferred stock, and that results in at least $75 million of proceeds in the aggregate (net of underwriting discounts and commissions) (a “Qualified Public Offering”), (b) the date specified by vote or written consent of the preferred majority, or (c) the business day immediately prior to the first trading day with respect to our initial listing of Class A common stock for trading on the Nasdaq Stock Market, the New York Stock Exchange or another exchange or marketplace approved by our board of directors.
Pursuant to the above, immediately prior to the completion of our IPO, all convertible preferred stock outstanding, totaling approximately 306.3 million shares, was automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $1,971.8 million was reclassified to stockholders’ equity.
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
Repurchase and Retirement of Common Stock
During fiscal year 2020, in connection with the closing of the sale of the Series D convertible preferred stock, we repurchased from certain employees shares of our Class A and Class B common stock at the original Series D convertible preferred stock issuance price, for an aggregate of $128.8 million. This repurchase was financed by the aforementioned sale of Series D convertible preferred stock, and we recorded stock-based compensation expense for the excess of the selling price per share paid to our employees over the then-assessed fair market value of the common stock. The repurchased shares were immediately retired.
Tender Offer Transactions
During fiscal year 2020, certain investors made a tender offer to purchase shares of Class A common stock from certain of our employees. We recognized stock-based compensation expense of $48.3 million in connection with these transactions, related to the excess of the selling price per share paid to the applicable employees over the then-assessed fair market value of the purchased shares.
Secondary Transactions
During fiscal year 2021, certain of our employees sold shares of our Class A and Class B common stock to new and existing investors. We recognized $5.0 million in stock-based compensation expense as a result of these transactions related to the excess of the selling price per share paid to the applicable employees over the then-

UiPath, Inc.
Notes to Consolidated Financial Statements

assessed fair market value of the purchased shares. Shares of Class B common stock sold in such secondary transactions each converted into one share of our Class A common stock at closing.
Dividends
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the priority rights of holders of preferred stock. No dividends have been declared by the board of directors from inception through January 31, 2022.
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows during the periods presented (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2020	$6,226	$—	$6,226
Other comprehensive loss, net of tax	(18,730)	(17)	(18,747)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income (loss), net of tax	23,738	(318)	23,420
Balance as of January 31, 2022	$11,234	$(335)	$10,899

13	Equity Incentive Plans and Stock-Based Compensation

2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Stock Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance awards, and other forms of awards. We have reserved 118.8 million shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of 10 years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of 10.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of 10 years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The plan allows participants to purchase shares at the lesser of (a) 85% of the fair market value our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Consolidated Financial Statements

Prior Stock Plans
In June 2015, we adopted our 2015 Stock Plan (the “2015 Plan”). The 2015 Plan was terminated in June 2018 in connection with the adoption of the 2018 Plan. Accordingly, no shares are available for future issuances under the 2015 Plan following the adoption of the 2018 Plan.
In June 2018, we adopted the 2018 Plan, which provided for grants of stock-based awards, including RSUs, RSAs, and stock options. The 2018 Plan was terminated in April 2021 in connection with the adoption of the 2021 Plan. Accordingly, no shares are available for future issuances under the 2018 Plan following the adoption of the 2021 Plan.
Outstanding Equity Awards
Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months after termination of employment. Stock option activity during fiscal year 2022 was as follows:

	Options Outstanding
	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2021	23,013	$1.58	7.9	$1,207,831
Granted	2,041	$0.10
Exercised	(10,048)	$1.16
Forfeited	(455)	$2.55
Expired	(7)	$2.40
Balance as of January 31, 2022	14,544	$1.64	7.6	$507,419

Vested and exercisable as of January 31, 2022	7,389	$1.54	6.9	$258,486
The weighted-average grant date fair value of stock options granted during fiscal years 2022, 2021, and 2020 was $45.78, $17.45 and $3.76 per share, respectively. The intrinsic value of stock options exercised during fiscal years 2022, 2021, and 2020 was $557.5 million, $839.0 million, and $92.7 million, respectively.
During fiscal years 2022, 2021, and 2020, our compensation committee approved modifications to allow acceleration of the service-based vesting condition of certain employee stock options upon termination. These modifications resulted in accelerated vesting of 0.2 million, 0.3 million and 0.1 million shares of Class A common stock subject to outstanding stock options, and incremental compensation expense of $2.9 million, $4.6 million, and $0.1 million was recognized during fiscal years 2022, 2021, and 2020, respectively.
In July 2020, we repriced 4.6 million stock options which had been issued in fiscal years 2021 and 2020 after the Series D convertible preferred stock financing closing date. In conjunction with the modification of these stock options, we recognized incremental compensation expense of approximately $1.6 million. Expense related to vested shares of $0.9 million was expensed on the repricing date and the remaining amount of $0.7 million related to unvested shares was amortized over the remaining vesting period of such options.
As of January 31, 2022, unrecognized compensation expense associated with unvested stock options granted and outstanding was $139.1 million, to be recognized over a weighted-average remaining period of 3.1 years.

UiPath, Inc.
Notes to Consolidated Financial Statements

Fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2022		2021	2020
	Weighted-Average	Range	Range	Range
Expected term (years)	6.1	5.6 – 6.1	5.0 – 6.1	5.0 – 6.1
Expected volatility	57.2%	55.4% – 60.0%	60.0% – 61.1%	40.0% – 68.0%
Risk-free interest rate	1.4%	0.9% – 1.7%	0.2% – 0.7%	1.3% – 2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of January 31, 2022, there were 0.8 million shares underlying unvested stock options that had been early exercised. The cash proceeds associated with these early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our consolidated balance sheets, depending on the future vesting dates of the associated options. Such accrued amounts totaled $2.8 million and $5.9 million as of January 31, 2022 and 2021, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest over four years. RSUs are forfeited in case of termination of employment or service before the satisfaction of service-based vesting conditions.
RSU activity during fiscal year 2022 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	34,753	$10.80
Granted	19,695	$45.09
Vested	(25,283)	$9.98
Forfeited	(1,650)	$24.82
Unvested as of January 31, 2022	27,515	$35.35
The vesting date fair value of RSUs that vested during fiscal years 2022, 2021, and 2020 was $1.4 billion, none, and none, respectively.
Prior to the IPO, we granted RSUs under the 2018 Plan that vested on the satisfaction of both a service-based condition (generally four years) and a performance-based condition. The performance-based vesting condition was deemed satisfied on April 23, 2021, the date that our IPO was completed. At that time, we recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.
During fiscal year 2022, our compensation committee approved modifications to allow accelerated vesting of approximately 0.2 million RSUs, resulting in the recognition of $10.9 million of incremental expense. In addition, during fiscal year 2022, our compensation committee approved adjustments to the vesting schedules of our unvested RSUs which standardize their future vesting schedules by shifting each vesting date to the first day of the calendar quarter in which that vesting date was originally scheduled to occur. These adjustments caused a slight reduction in service periods for the affected tranches and resulted in $2.2 million of expense acceleration during fiscal year 2022.

UiPath, Inc.
Notes to Consolidated Financial Statements

During fiscal year 2020, our compensation committee approved a modification to allow acceleration of all vesting conditions of certain RSUs. The modification resulted in accelerated vesting of 0.1 million RSUs, and incremental compensation expenses of $0.8 million was recognized during fiscal year 2020.
As of January 31, 2022, unrecognized compensation expense associated with unvested RSUs was approximately $777.8 million, to be recognized over a weighted-average remaining period of 3.3 years.
Restricted Stock Awards
In September 2020, we issued 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vests monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of January 31, 2022, total unrecognized compensation expense related to unvested RSAs was $2.6 million, to be recognized over the remaining vesting period of 2.6 years.
Employee Stock Purchase Plan Awards
The fair value of ESPP awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended January 31,
2022
Expected term (years)	0.6
Expected volatility	55.7%
Risk-free interest rate	0.05%
Expected dividend yield	0.0%
During the fiscal year ended January 31, 2022, 0.4 million shares were purchased under the ESPP at purchase price of $35.24 per share.
As of January 31, 2022, unrecognized compensation expense related to the ESPP was approximately $4.0 million, to be recognized over a weighted-average remaining period of 0.4 years.
Stock-based Compensation Expense
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of subscription services revenue	$12,232	$513	$834
Cost of professional services and other revenue	29,849	1,860	1,979
Sales and marketing	237,975	16,356	26,754
Research and development	135,713	11,435	45,235
General and administrative	99,814	56,003	63,060
Total	$515,583	$86,167	$137,862
The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $4.5 million, $0.3 million, and $0.4 million for fiscal years 2022, 2021, and 2020, respectively.
See Note 12, Convertible Preferred Stock and Stockholders' Equity (Deficit) for further information regarding stock-based compensation expense recognized in connection with repurchase of common stock, tender offer, and secondary transactions.

UiPath, Inc.
Notes to Consolidated Financial Statements

14	Income Taxes

The U.S. and foreign components of loss before income taxes for fiscal years 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$(306,814)	$(105,589)	$(337,156)
Foreign	(204,069)	10,931	(179,983)
Loss before income taxes	$(510,883)	$(94,658)	$(517,139)
The components of the provision for (benefit from) income taxes for fiscal years 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Provision for (benefit from) income taxes
Current expense
Federal	$—	$—	$—
State	80	47	—
Foreign	20,455	5,275	4,118
Total current expense	20,535	5,322	4,118
Deferred expense (benefit)
Federal	—	—	—
State	—	—	—
Foreign	(5,832)	(7,587)	(1,324)
Total deferred benefit	$(5,832)	$(7,587)	$(1,324)
Total provision for (benefit from) income taxes	$14,703	$(2,265)	$2,794
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for fiscal years 2022, 2021, and 2020:

	Year Ended January 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign taxes	(3.7)	0.2	(1.6)
Non-deductible expenses	(2.7)	(1.1)	(0.4)
Stock-based compensation	27.1	(14.0)	(4.3)
Valuation allowance	(48.2)	(10.1)	(15.0)
Research and development credits	3.8	6.7	1.0
Other, net	(0.2)	(0.3)	(1.3)
Effective income tax rate	(2.9)%	2.4%	(0.6)%

UiPath, Inc.
Notes to Consolidated Financial Statements

Significant components of deferred income tax assets and liabilities as of January 31, 2022 and 2021 are as follows (in thousands):

	As of January 31,
	2022	2021 (1)
Deferred tax assets:
Net operating loss carryforwards	$377,285	$126,840
Accruals and reserves	9,429	7,304
Stock-based compensation	37,751	6,010
Deferred revenue	4,722	9,337
Research and development	15,372	2,755
Foreign exchange	4,478	—
Excessive borrowing	1,370	—
Other	1,170	807
Total deferred tax assets, gross	451,577	153,053
Less: valuation allowance	(422,262)	(137,766)
Total deferred tax assets, net of valuation allowance	29,315	15,287
Deferred tax liabilities:
Intangible assets	(579)	(2,894)
Depreciation and amortization	(1,446)	(897)
Commissions	(16,695)	(6,054)
Other	(1)	(74)
Total deferred tax liabilities	(18,721)	(9,919)
Net deferred tax asset	$10,594	$5,368

Net deferred tax asset	$10,628	$8,118
Net deferred tax liability (included in other liabilities, non-current)	(34)	(2,750)
Net deferred tax asset	$10,594	$5,368
(1) Prior period amounts have been reclassified to conform to current presentation
We have evaluated the available positive and negative evidence supporting the realization of our U.S. federal and state gross deferred tax assets, including cumulative losses, and the amount and timing of future taxable income, and have determined it is more likely than not that these assets will not be realized. Accordingly, we recorded a full valuation allowance against U.S. federal and state deferred tax assets as of January 31, 2022 and 2021, respectively. We also recorded a full valuation allowance against Romanian and United Kingdom ("U.K.") deferred tax assets as of January 31, 2022 and against Romanian deferred tax assets as of January 31, 2021.
The table below details the changes in deferred tax asset valuation allowances for fiscal years 2022 and 2021 (in thousands):

	Beginning Balance	Valuation Allowance Recorded During the Period	Valuation Allowance Released During the Period	Ending Balance
Year ended January 31, 2022	$137,766	$284,496	$—	$422,262

Year ended January 31, 2021	$120,208	$20,274	$(2,716)	$137,766
As of January 31, 2022, we had U.S. federal net operating losses (“NOLs”) of $1,015.4 million available to offset future taxable income, $1,006.1 million of which can be carried forward indefinitely, and $9.3 million of which begin expiring in 2035. As of January 31, 2021 we had U.S. federal NOLs of $288.3 million, $279.0 million of which could be carried forward indefinitely, and $9.3 million of which begin expiring in 2035.

UiPath, Inc.
Notes to Consolidated Financial Statements

As of January 31, 2022 and 2021, we had state NOLs of $648.5 million and $154.0 million, respectively, which begin expiring in 2024.
As of January 31, 2022 and 2021, we had Romanian NOLs of $531.4 million and $317.0 million, respectively, which begin expiring in 2023. As of January 31, 2022 and 2021, we had Japanese NOLs of $13.5 million and $15.9 million, respectively, which begin expiring in 2027. Additionally, as of January 31, 2022 and 2021, we had NOLs in the U.K. of $139.2 million and $36.6 million, respectively, which may be carried forward indefinitely.
Pursuant to Section 382 of the Internal Revenue Code, annual use of our U.S. NOLs may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that two such ownership changes have occurred. The first resulted in an annual limitation, independent of net unrealized built-in gains, of $0.1 million for our NOLs as of April 24, 2017 but did not result in permanent disallowance of any NOLs. The second resulted in an annual limitation, independent of net unrealized built-in gains, of $29.0 million for our NOLs as of July 9, 2020 but did not result in permanent disallowance of any NOLs.
We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the U.S.
As of January 31, 2022, we had gross unrecognized tax benefits totaling $2.5 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.6 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. As of January 31, 2021, we had no unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. Our Indian subsidiary is currently under audit for 2019-2020 tax year.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Tax years 2017 and forward generally remain open for examination for federal and state tax purposes. Tax years 2015 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, NOLs at January 31, 2022 and 2021 will remain subject to examination until the respective tax year is closed.

UiPath, Inc.
Notes to Consolidated Financial Statements

15	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(423,296)	$(102,290)	$(29,243)	$(63,150)	$(120,959)	$(398,974)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	366,146	88,479	53,253	115,002	35,450	116,932
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.16)	$(0.55)	$(0.55)	$(3.41)	$(3.41)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Convertible preferred stock	68,015	—	288,979	—	271,734	—
Unvested RSUs	23,237	—	31,074	—	20,479	—
Outstanding stock options	18,424	—	37,814	—	52,954	—
Shares subject to repurchase from RSAs and early exercised stock options	1,539	—	1,428	—	—	—
Shares issuable under 2021 ESPP	312	—	—	—	—	—
Total	111,527	—	359,295	—	345,167	—

UiPath, Inc.
Notes to Consolidated Financial Statements

16	Related Party Transactions

For a description of certain related party transactions, see Note 12, Convertible Preferred Stock and Stockholders' Equity (Deficit)—Repurchase and Retirement of Common Stock, —Tender Offer Transactions, and —Secondary Transactions.
On February 6, 2019 and March 6, 2019, we entered into loan agreements with our Chief Financial Officer which provided him a total loan amount of $0.2 million to facilitate his exercise of stock options under the 2018 Stock Plan. These loan agreements are nonrecourse; we deemed these transactions as a modification of the original vested stock options, and the incremental charges recognized as a result of this modification were immaterial. Each of these loans was repaid on November 3, 2020.
In August 2019, an immediate family member of our Chief Executive Officer, Co-Founder, and Chairman entered into an employment agreement with a third-party personnel supplier contracted by us to serve as a security specialist. Pursuant to this agreement, we paid $0.2 million and $0.2 million in compensation (through the third-party supplier and in the form of cash and RSUs) for fiscal year 2021 and 2020, respectively. In March 2021, we hired this individual and granted him options to purchase 7 thousand shares of Class A common stock at an exercise price of $0.10 per share, with an aggregate estimated fair value of $0.4 million. Additional compensation during fiscal year 2022 was not material.
Beginning in the third quarter of fiscal 2022, we have made use of an aircraft owned by our Chief Executive Officer through a special purpose limited liability company in which we have a variable interest. The aircraft is operated by a third-party aircraft management company. The CEO, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs. For the fiscal year ended January 31, 2022, we incurred expenses of $1.1 million related to our business use of the aircraft.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2022.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended January 31, 2022 no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for emerging growth companies.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2022.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. Consolidated Financial Statements
The consolidated financial statements are filed as a part of this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.
b. Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or because the information required is presented in the financial statements and notes thereto under Item 8. Financial Statements and Supplementary Data.
c. Exhibit Index
The exhibits listed below are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Form of Underwriting Agreement	S-1/A	333-254738	1.1	04/12/2021
3.1	Amended and Restated Certificate of Incorporation of UiPath, Inc.	8-K	001-40348	3.1	04/28/2021
3.2	Amended and Restated Bylaws of UiPath, Inc.	8-K	001-40348	3.2	04/28/2021
4.1	Form of Class A Common Stock Certificate	S-1/A	333-254738	4.1	04/19/2021
4.2	Description of Securities					X
10.1	Amended and Restated Investors' Rights Agreement, dated February 1, 2021	S-1	333-254738	10.1	03/26/2021
10.2†	UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.2	03/26/2021
10.3†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.3	03/26/2021
10.4†	UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.4	03/26/2021
10.5†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.5	03/26/2021
10.6†	Form of Restricted Stock Award Grant Notice under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.6	03/26/2021
10.7†	Forms of Restricted Stock Unit Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.7	03/26/2021
10.8†	UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.8	04/12/2021
10.9†	Forms of Grant Notice and Stock Option Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.9	04/12/2021
10.10†	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.10	04/12/2021
10.11†	UiPath, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254738	10.11	04/12/2021
10.12†	Form of Indemnity Agreement entered into by and between UiPath, Inc. and each director and executive officer	S-1	333-254738	10.12	03/26/2021
10.13†	Offer Letter, by and between UiPath, Inc. and Daniel Dines, dated February 18, 2021	S-1	333-254738	10.13	03/26/2021
10.14†	Offer Letter, by and between UiPath, Inc. and Ashim Gupta, dated February 17, 2021	S-1	333-254738	10.14	03/26/2021
10.15†	Offer Letter, by and between UiPath, Inc. and Brad Brubaker, dated February 16, 2021	S-1	333-254738	10.15	03/26/2021
10.16†	Offer Letter, by and between UiPath, Inc. and Thomas Hansen, dated March 3, 2020	S-1	333-254738	10.16	03/26/2021
10.17†	Offer Letter, by and between UiPath, Inc. and Ted Kummert, dated February 18, 2020	S-1	333-254738	10.17	03/26/2021
10.18	Amended and Restated Loan and Security Agreement, by and among UiPath, Inc., HSBC Bank USA, N.A., HSBC Ventures USA Inc., and Silicon Valley Bank, dated January 14, 2020	S-1	333-254738	10.18	03/26/2021
10.19	Senior Secured Credit Facilities Credit Agreement, by and among UiPath, Inc., Silicon Valley Bank, HSBC Ventures USA Inc., Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD., dated October 30, 2020	S-1	333-254738	10.19	03/26/2021
10.20	Lease between Ninety Park Property LLC and UiPath, Inc., dated as of March 30, 2018	S-1	333-254738	10.20	03/26/2021
10.21	Amendment of Lease between Ninety Park Property LLC and UiPath, Inc., dated as of December 19, 2018	S-1	333-254738	10.21	03/26/2021
10.22†	Non-Employee Director Compensation Policy	S-1/A	333-254738	10.22	04/12/2021
10.23++	Lease Agreement dated as of September 24, 2021 between UiPath, Inc. and One Vanderbilt Owner LLC	10-Q	001-40348	10.1	12/10/2021
21.1	List of Subsidiaries of UiPath, Inc.					X
23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm					X
24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates management contract or compensatory plan.

++ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

^ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIPATH, INC.

By:	/s/ Daniel Dines
Name:	Daniel Dines
Title:	Chief Executive Officer and Chairman
Date:	April 4, 2022
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Dines and Brad Brubaker, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Dines	Chief Executive Officer and Chairman (Principal Executive Officer)	April 4, 2022
Daniel Dines
/s/ Ashim Gupta	Chief Financial Officer	April 4, 2022
Ashim Gupta	(Principal Financial Officer)
/s/ Hitesh Ramani	Chief Accounting Officer	April 4, 2022
Hitesh Ramani	(Principal Accounting Officer)
/s/ Philippe Botteri	Director	April 4, 2022
Philippe Botteri
/s/ Carl Eschenbach	Director	April 4, 2022
Carl Eschenbach
/s/ Michael Gordon	Director	April 4, 2022
Michael Gordon
/s/ Kimberly L. Hammonds	Director	April 4, 2022
Kimberly L. Hammonds
/s/ Daniel D. Springer	Director	April 4, 2022
Daniel D. Springer
/s/ Laela Sturdy	Director	April 4, 2022
Laela Sturdy
/s/ Jennifer Tejada	Director	April 4, 2022
Jennifer Tejada
/s/ Richard P. Wong	Director	April 4, 2022
Richard P. Wong