Form 10-Q
period 2022-04-30
UiPath, Inc.
filed 2022-06-03
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 31, 2022, the registrant had 462,279,484 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about UiPath, Inc. and its consolidated subsidiaries (“UiPath,” the “Company,” “we,” “us,” or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our reliance on key personnel and our ability to attract and retain highly-qualified personnel, integrate new team members, and execute management transitions;
•our ability to obtain, maintain, protect, and enforce our intellectual property rights and any costs associated therewith;
•the effect of global events, such as the COVID-19 pandemic and the war in Ukraine, on our business, industry, and the global economy including inflation and currency fluctuations;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission ("SEC") on April 4, 2022 (the "2022 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	April 30, 2022	January 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,679,217	$1,768,723
Marketable securities	114,749	96,417
Accounts receivable, net of allowance for doubtful accounts of $3,217 and $2,566, respectively	169,061	251,988
Contract assets	88,427	74,831
Deferred contract acquisition costs	32,492	29,926
Prepaid expenses and other current assets	61,072	55,416
Total current assets	2,145,018	2,277,301
Marketable securities, non-current	7,364	19,523
Contract assets, non-current	5,469	2,730
Deferred contract acquisition costs, non-current	103,520	100,224
Property and equipment, net	21,776	17,176
Operating lease right-of-use assets	44,895	48,953
Intangible assets, net	15,078	16,817
Goodwill	52,123	53,564
Deferred tax asset	8,170	10,628
Other assets, non-current	21,307	25,534
Total assets	$2,424,720	$2,572,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,442	$11,515
Accrued expenses and other current liabilities	75,590	87,958
Accrued compensation and employee benefits	62,948	130,673
Deferred revenue	282,263	297,355
Total current liabilities	438,243	527,501
Deferred revenue, non-current	56,832	68,665
Operating lease liabilities, non-current	46,346	49,843
Other liabilities, non-current	3,105	4,524
Total liabilities	544,526	650,533
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized as of April 30, 2022 and January 31, 2022; 0 shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 462,430 and 458,773 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	4	4
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of April 30, 2022 and January 31, 2022; 82,453 shares issued and outstanding as of April 30, 2022 and January 31, 2022	1	1
Additional paid-in capital	3,488,255	3,406,959
Accumulated other comprehensive income	10,441	10,899
Accumulated deficit	(1,618,507)	(1,495,946)
Total stockholders’ equity	1,880,194	1,921,917
Total liabilities and stockholders’ equity	$2,424,720	$2,572,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Licenses	$117,004	$100,216
Subscription services	115,494	77,642
Professional services and other	12,568	8,359
Total revenue	245,066	186,217
Cost of revenue:
Licenses	2,537	2,454
Subscription services	21,045	14,179
Professional services and other	21,434	32,377
Total cost of revenue	45,016	49,010
Gross profit	200,050	137,207
Operating expenses:
Sales and marketing	189,782	205,751
Research and development	68,690	93,040
General and administrative	57,530	74,415
Total operating expenses	316,002	373,206
Operating loss	(115,952)	(235,999)
Interest income	991	941
Other expense, net	(2,811)	(3,218)
Loss before income taxes	(117,772)	(238,276)
Provision for income taxes	4,789	1,387
Net loss	$(122,561)	$(239,663)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	541,902	215,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(122,561)	$(239,663)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale marketable securities, net	(460)	(27)
Foreign currency translation adjustments	2	4,254
Other comprehensive (loss) income, net	(458)	4,227
Comprehensive loss	$(123,019)	$(235,436)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	—	$—	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	—	—	1,283	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	—	—	3,499	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(1,125)	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation expense	—	—	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	—	$—	462,430	$4	82,453	$1	$3,488,255	$10,441	$(1,618,507)	$1,880,194

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders (Deficit) Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation expense	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(122,561)	$(239,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,039	3,172
Amortization of deferred contract acquisition costs	10,822	4,920
Net amortization of premium on marketable securities	473	558
Stock-based compensation expense	101,454	250,835
Amortization of operating lease right-of-use assets	2,759	1,734
Deferred income taxes	1,594	21
Other non-cash charges (credits), net (1)	2,849	(643)
Changes in operating assets and liabilities:
Accounts receivable	76,864	35,973
Contract assets	(18,523)	(8,148)
Deferred contract acquisition costs	(20,761)	(20,205)
Prepaid expenses and other assets	(5,231)	7,666
Accounts payable	7,554	(528)
Accrued expense and other liabilities	(12,894)	4,573
Accrued compensation and employee benefits	(65,083)	(60,433)
Operating lease liabilities, net	(1,950)	(1,807)
Deferred revenue	(14,289)	4,453
Net cash used in operating activities	(52,884)	(17,522)
Cash flows from investing activities
Purchases of marketable securities	(21,918)	(94,157)
Sales of marketable securities	—	89,383
Maturities of marketable securities	14,813	23,755
Purchases of property and equipment	(9,692)	(2,200)
Capitalization of software development costs	—	(410)
Payment related to business acquisition, net of cash acquired	—	(5,498)
Other investing	1,100	—
Net cash (used in) provided by investing activities	(15,697)	10,873
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	692,369
Payments of initial public offering costs	—	(2,406)
Proceeds from issuance of convertible preferred stock	—	750,000
Payments of issuance costs for convertible preferred stock	—	(164)
Proceeds from exercise of stock options	2,823	3,114
Payments of tax withholdings on net settlement of equity awards	(17,329)	—
Net payments of tax withholdings on sell-to-cover equity award transactions	(10,037)	—
Proceeds from employee stock purchase plan contributions	6,356	—
Net cash (used in) provided by financing activities	(18,187)	1,442,913
Effect of exchange rate changes	(2,738)	2,313
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,506)	1,438,577
Cash, cash equivalents, and restricted cash - beginning of period	1,768,723	371,190
Cash, cash equivalents, and restricted cash - end of period	$1,679,217	$1,809,767
Supplemental disclosure of cash flow information
Cash paid for interest	$277	$214
Cash paid for income taxes	2,782	3,076
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$—	$2,151
Value of shares issued in payment of business acquisition	—	30,446
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	1,355	1,646
Property and equipment included in accounts payable	779	—
Deferred offering costs, accrued but not yet paid	—	1,328
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	7,599	9,218
(1) Prior period amounts have been combined to conform to current presentation
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was founded in Bucharest, Romania in 2005, was incorporated in Delaware in June 2015, and is headquartered in New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings that allow our customers to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization.

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
We have legal presence in 32 countries, with our principal operations in the United States, Romania, and Japan.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the three months ended April 30, 2022.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2022, which are included in the 2022 Form 10-K.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated financial statements include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest. Intercompany transactions and accounts have been eliminated in consolidation.
The results of operations for the three months ended April 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2023, for example, refer to the fiscal year ending January 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, revenue recognition, estimated expected benefit period for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to our initial public offering ("IPO"), timing and amount of contingencies, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other expense, net in the condensed consolidated statements of operations. For the three months ended April 30, 2022 and 2021, we recognized transaction losses of $1.4 million and $2.9 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2022 and January 31, 2022, 98% and 96%, respectively, of our cash and cash equivalents were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2022 and 2021, no single customer accounted for 10% or more of our total revenue. As of April 30, 2022 and January 31, 2022, no single customer accounted for 10% or more of our accounts receivable.
Internal-Use Software
Pursuant to Accounting Standards Codification ("ASC") 350-40, Internal Use Software, we capitalize costs incurred to implement cloud computing arrangements that are service contracts and costs incurred to develop internal-use software, which has historically included our SaaS products. ASC 350-40 prescribes capitalization of costs incurred during the application development stage, costs incurred to develop or obtain software that allows for access to or conversion of old data by new systems, and costs incurred in connection with upgrades and enhancements to internal-use software if it is probable that such expenditures will result in additional functionality. These capitalized costs exclude training costs, project management costs, and data migration costs. We evaluate our long-lived assets, including these capitalized costs, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.
Costs incurred to develop our SaaS products are capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of subscription services revenue on the condensed consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. Gross capitalized internal-use software development costs were $8.2 million and $10.1 million as of April 30, 2022 and January 31, 2022, respectively. Related amortization expense was $0.3 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively. Accumulated amortization was $2.0 million and $1.7 million as of April 30, 2022 and January 31, 2022, respectively.
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
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $2.2 million and $2.3 million as of April 30, 2022 and January 31, 2022, respectively, and are recorded in other assets, non-current on our consolidated balance sheets. Related amortization expense was $0.2 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively. Accumulated amortization was $1.4 million and $1.2 million as of April 30, 2022 and January 31, 2022, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. This guidance requires that all costs incurred to establish technological feasibility be expensed as they are incurred. Technological feasibility is established when the working model is complete. Costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and are included in cost of licenses revenue or cost of subscription services revenue in the condensed consolidated statements of operations, based on the nature of the underlying product. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Gross capitalized software development costs were $4.2 million and $4.3 million as of April 30, 2022 and January 31, 2022, respectively, and amortization expenses were $0.2 million and $0.1 million for the three months ended April 30, 2022 and 2021, respectively. Accumulated amortization was $1.4 million and $1.2 million as of April 30, 2022 and January 31, 2022, respectively.
Recently Adopted Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act (the “JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.
In October 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU). No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to amend the current accounting guidance in ASC 805 to require entities to apply ASC 606 to recognize and measure contract assets and contract liabilities acquired in a business combination. We early adopted ASU No. 2021-08 on a prospective basis on February 1, 2022, and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions associated with (1) intraperiod tax allocations, (2) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (3) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for us for annual periods beginning February 1, 2022 and for interim periods in fiscal years beginning February 1, 2023. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by geographical region (dollars in thousands):

	Three Months Ended April 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$114,151	47%	$84,626	45%
Europe, Middle East, and Africa	69,603	28%	50,084	27%
Asia-Pacific (2)	61,312	25%	51,507	28%
Total revenue	$245,066	100%	$186,217	100%
(1)Revenue from the United States represented 42% and 40% of our total revenues for the three months ended April 30, 2022 and 2021, respectively.
(2)Revenue from Japan represented 14% and 15% of our total revenues for the three months ended April 30, 2022 and 2021, respectively.
Deferred Revenue
During the three months ended April 30, 2022 and 2021, we recognized $124.9 million and $81.9 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $675.6 million, which consists of $339.0 million of billed consideration and $336.6 million of unbilled consideration. We expect to recognize 63% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $10.8 million and $4.9 million for the three months ended April 30, 2022 and 2021, respectively.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,359	$—	$—	$15,359
Corporate bonds	94,315	—	(705)	93,610
Municipal bonds	13,234	—	(90)	13,144
Total marketable securities	$122,908	$—	$(795)	$122,113

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,343	$—	$—	$15,343
Corporate bonds	91,735	—	(303)	91,432
Municipal bonds	9,197	—	(32)	9,165
Total marketable securities	$116,275	$—	$(335)	$115,940
As of April 30, 2022 and January 31, 2022, respectively $7.4 million and $19.5 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year. To determine whether any decline in the fair value of our marketable securities is other-than temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on available evidence, we concluded that the gross unrealized losses on our marketable securities as of April 30, 2022 and January 31, 2022 are temporary in nature.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of April 30, 2022 and January 31, 2022 (in thousands):

	As of April 30, 2022
	Level 1	Level 2	Total
Financial assets:
Money market	$1,050,171	$—	$1,050,171
Total cash equivalents	1,050,171	—	1,050,171
Commercial paper	—	15,359	15,359
Corporate bonds	—	93,610	93,610
Municipal bonds	—	13,144	13,144
Total marketable securities	—	122,113	122,113
Total	$1,050,171	$122,113	$1,172,284

	As of January 31, 2022
	Level 1	Level 2	Total
Financial assets:
Money market	$1,056,555	$—	$1,056,555
Total cash equivalents	1,056,555	—	1,056,555
Commercial paper	—	15,343	15,343
Corporate bonds	—	91,432	91,432
Municipal bonds	—	9,165	9,165
Total marketable securities	—	115,940	115,940
Total	$1,056,555	$115,940	$1,172,495
Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of April 30, 2022 or January 31, 2022.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Business Acquisition
On March 19, 2021, we acquired all of the outstanding capital stock of Cloud Elements Inc. (“Cloud Elements”), provider of an application programming interface ("API") integration platform for SaaS application providers and the digital enterprise. The acquisition of Cloud Elements brings technology and an experienced team which we believe accelerate our technology roadmap in areas such as native integrations and system event automation triggers.
The total purchase consideration for the acquisition of Cloud Elements was $36.1 million, which consisted of the following (in thousands):

Amount
Cash	$5,660
Fair value of common stock	30,467
Total	$36,127
The following table summarizes the final allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of April 30, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$17,956	$(7,176)	$10,780	3.2
Customer relationships	4,982	(1,866)	3,116	2.0
Trade names and trademarks	270	(196)	74	1.7
Other intangibles	1,231	(123)	1,108	8.2
Total	$24,439	$(9,361)	$15,078
Acquired intangible assets, net consisted of the following as of January 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$18,627	$(6,584)	$12,043	3.4
Customer relationships	5,010	(1,479)	3,531	2.2
Trade names and trademarks	274	(185)	89	1.9
Other intangibles	1,231	(77)	1,154	8.3
Total	$25,142	$(8,325)	$16,817
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended April 30, 2022 and 2021 was $1.4 million and $0.9 million, respectively.
Expected future amortization expense related to intangible assets was as follows as of April 30, 2022 (in thousands):

Amount
Remainder of year ending January 31, 2023	$4,058
Year ending January 31,
2024	5,385
2025	3,438
2026	1,449
2027	338
Thereafter	410
Total	$15,078

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the three months ended April 30, 2022 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2022	$53,564
Effect of foreign currency translation	(1,441)
Balance as of April 30, 2022	$52,123
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
Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2022	2021
Operating lease cost	$2,759	$1,734
Short-term lease cost	1,508	925
Variable lease cost	207	125
Sublease income (1)	(532)	—
Total	$3,942	$2,784
(1) Included in other expense, net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	April 30, 2022	January 31, 2022
Weighted-average remaining lease term (years)	14.1	13.7
Weighted-average discount rate	6.3%	6.5%
Future undiscounted lease payments for our operating lease liabilities as of April 30, 2022 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2023	$285
Year ending January 31,
2024	9,452
2025	7,466
2026	5,010
2027	4,030
Thereafter	48,123
Total operating lease payments	74,366
Less: imputed interest	(26,671)
Total operating lease liabilities	$47,695

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Current operating lease liabilities of $1.3 million and $1.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively.
Supplemental cash flow information related to leases for the three months ended April 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,064	$1,898
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$770	$710
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022
Prepaid expenses	$42,928	$29,451
Value-added taxes receivable	3,932	3,313
Other receivables	4,986	6,762
Supplier advances	9,226	15,890
Prepaid expenses and other current assets	$61,072	$55,416
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022
Computers and equipment	$22,846	$22,478
Leasehold improvements	7,623	9,338
Furniture and fixtures	4,482	4,875
Construction in progress	9,027	2,552
Property and equipment, gross	43,978	39,243
Less: accumulated depreciation	(22,202)	(22,067)
Property and equipment, net	$21,776	$17,176
Depreciation expense for the three months ended April 30, 2022 and 2021 was $1.9 million and $1.8 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022
Accrued expenses	$19,210	$21,736
Withholding tax from employee equity transactions	8,224	16,618
Employee stock purchase plan withholdings	10,422	4,302
Payroll taxes and other benefits payable	7,517	7,016
Income tax payable	15,872	18,210
Value-added taxes payable	5,114	9,327
Operating lease liabilities, current	1,349	1,552
Other	7,882	9,197
Accrued expenses and other current liabilities	$75,590	$87,958
10. Credit Facility
On October 30, 2020, we entered into a $200.0 million senior secured revolving credit facility (the “Credit Facility”) with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, maturing October 30, 2023. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property.
As of April 30, 2022 and January 31, 2022, there were no amounts outstanding under the Credit Facility.
11. Commitments and Contingencies
Letters of Credit
We had a total of $5.2 million and $5.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of April 30, 2022 and January 31, 2022, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2024.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2022 and January 31, 2022, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
contribution to the 401(k) Plan was $4.3 million and $3.1 million for the three months ended April 30, 2022 and 2021, respectively.
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
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for mainly hosting services and software products and services. In fiscal year 2022, we made commitments to purchase cloud infrastructure services from a third-party vendor in anticipation of requiring specialized infrastructure for a future solution offering.
As of April 30, 2022, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2023	$13,639
Year ending January 31,
2024	35,302
2025	17,014
2026	3,591
2027	1,100
Thereafter	—
Total	$70,646
12. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
In February 2021, we issued to certain investors approximately 12.0 million shares of Series F convertible preferred stock at a purchase price of $62.28 per share, for an aggregate purchase price of $750.0 million.
Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 306.3 million shares, was automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and its carrying value of $1,971.8 million was reclassified to stockholders’ equity.
No convertible preferred stock was outstanding as of April 30, 2022 and January 31, 2022, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Accumulated Other Comprehensive Income (Loss)
For the three months ended April 30, 2022 and 2021, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive income (loss), net of tax	2	(460)	(458)
Balance as of April 30, 2022	$11,236	$(795)	$10,441

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income (loss), net of tax	4,254	(27)	4,227
Balance as of April 30, 2021	$(8,250)	$(44)	$(8,294)
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Stock Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards, and other forms of awards. As of April 30, 2022, we have reserved 145.9 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of April 30, 2022, the ESPP authorizes the issuance of 15.9 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (1) 85% of the fair market value our Class A common stock as of the commencement of each offering period, and (2) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the three months ended April 30, 2022 was as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	14,544	$1.64	7.6	$507,419
Granted	118	$0.10
Exercised	(1,283)	$2.09
Forfeited	(182)	$2.15
Outstanding as of April 30, 2022	13,197	$1.58	7.3	$214,498

Vested and exercisable as of April 30, 2022	7,404	$1.47	6.6	$121,135
The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2022 was $25.87 per share.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2022, was $117.8 million, which is to be recognized over a weighted-average remaining period of 3.0 years.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of April 30, 2022, there were 0.5 million shares underlying unvested stock options that had been early exercised. The cash proceeds associated with these early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts totaled $1.5 million and $2.8 million as of April 30, 2022 and January 31, 2022, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Units
RSU activity during the three months ended April 30, 2022 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	27,515	$35.35
Granted	3,094	$25.23
Vested	(3,501)	$32.77
Forfeited	(1,218)	$36.50
Unvested as of April 30, 2022	25,890	$34.43
The vesting date fair value of RSUs that vested during the three months ended April 30, 2022 was $77.7 million.
Prior to the IPO, we granted RSUs under our 2018 Stock Plan that vested upon the satisfaction of both a service-based condition (generally four years) and a performance-based condition. The performance-based vesting condition was deemed satisfied on April 23, 2021, the date that our IPO was completed. At that time, we recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.
As of April 30, 2022, total unrecognized compensation expense related to unvested RSUs was approximately $729.6 million, which is to be recognized over a weighted-average remaining period of 3.2 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of April 30, 2022, total unrecognized compensation expense related to unvested RSAs was $2.4 million and will be recognized over the remaining vesting period of 2.4 years.
Employee Stock Purchase Plan Awards
No shares were purchased under the ESPP during the three months ended April 30, 2022 and 2021. As of April 30, 2022, total unrecognized compensation expense related to the ESPP was approximately $1.5 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of subscription services revenue	$3,216	$6,214
Cost of professional services and other revenue	3,874	18,931
Sales and marketing	50,758	119,293
Research and development	26,623	65,616
General and administrative	16,983	40,781
Total	$101,454	$250,835
The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of zero and $2.2 million for the three months ended April 30, 2022 and 2021, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
We had a provision for income taxes of $4.8 million and $1.4 million for the three months ended April 30, 2022 and 2021, respectively. Our effective tax rate was (4.1%) and (0.6%) for the three months ended April 30, 2022 and 2021, respectively. For the three months ended April 30, 2022 and 2021, the provision for income taxes differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2022, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against the U.S., Romania and the U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of April 30, 2022, there is no valuation allowance recorded against DTAs associated with Japan, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of April 30, 2022, we had gross unrecognized tax benefits totaling $2.2 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of the Company and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(103,914)	$(18,647)	$(120,397)	$(119,266)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	459,449	82,453	108,184	107,168
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(1.11)	$(1.11)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	278,940	—
Unvested RSUs	27,271	—	36,184	—
Outstanding stock options	13,786	—	22,205	—
Shares subject to repurchase from RSAs and early exercised stock options	862	—	2,280	—
Shares issuable under ESPP	1,035	—	—	—
Total	42,954	—	339,609	—
16. Related Party Transactions
Beginning in the third quarter of fiscal 2022, we have made use of an aircraft owned by Daniel Dines, our Co-Chief Executive Officer, through a special purpose limited liability company in which we have a variable interest. The aircraft is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs. For the three months ended April 30, 2022, we incurred expenses of $0.8 million related to our business use of the aircraft.
17. Subsequent Events
The Company hired Robert Enslin as Co-Chief Executive Officer effective May 16, 2022. In connection with the commencement of his employment, Mr. Enslin was granted (1) 1.6 million RSUs with a grant-date fair value of $27.1 million and (2) 1.6 million stock options with an exercise price of $16.64 and a grant-date fair value of $15.0 million. These grants vest over a period of 4.0 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 4, 2022 (the "2022 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, "Risk Factors," in the 2022 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

Our platform is designed to transform the way humans work. We provide our customers with a robust set of capabilities to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of AI-based computer vision to enable our software robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. The ability of our robots to replicate humans' steps in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
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
At the core of our automation platform is a set of capabilities that emulates human behavior, which provides our customers with the ability to automate both simple and complex use cases. Automations on our platform can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability of our platform across departments within an organization. Society is at a turning point in how organizations execute work, and we believe the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities. While we are still in the early days of a multi-year journey to the fully automated enterprise, momentum is growing as organizations across the world begin to understand the power of automation.
Founded in a Bucharest, Romania apartment in 2005, UiPath was incorporated in 2015 as a company principally focused on building automation scripts and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have developed and enhanced our RPA capabilities, launched new products, and expanded our operations across the globe.

We now offer a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our software, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. Our go-to-market model consists of an enterprise field sales force supplemented by an inside sales team focused on small and mid-sized customers, and a global strategic sales team focused on the largest global customers. As of April 30, 2022, we had more than 10,300 customers.
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
A crucial component of our go-to-market strategy is our partner and channel ecosystem, which extends our local and global reach and helps to ensure that customers are able to rapidly build, deploy, and scale automations on our platform. Our business partners include global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies. In addition, we have built strong technology partnerships and alliances to enable a large number of connectors and other technical capabilities necessary to meet the breadth of our customer needs.
We generated revenue of $245.1 million and $186.2 million, representing a growth rate of 32%, and incurred a net loss of $122.6 million and $239.7 million in the three months ended April 30, 2022 and 2021, respectively. Our operating cash flows were $(52.9) million and $(17.5) million for the three months ended April 30, 2022 and 2021, respectively.
Impact of COVID-19
When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. Although we have recently selectively reopened certain of our offices and have begun permitting some travel and in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to remote work. Our operational rigor, digital infrastructure, and global footprint have enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. Global demand for automation continues as automation becomes more critical for business execution and performance in a remote working environment, and we have continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Metric
We monitor annualized revenue run rate ("ARR") to help us measure and evaluate the effectiveness of our operations:
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At April 30, 2022 and 2021, our ARR was $977.1 million and $652.6 million, respectively, representing a growth rate of 50%. Approximately 22% of this growth rate was due to new customers and approximately 78% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 138% and 145% as of April 30, 2022 and 2021, respectively. We calculate dollar-based net retention rate as of a period end by starting with ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included in the 2022 Form 10-K.

A summary of ARR-related data at April 30, 2022 and 2021 is as follows:

	At April 30,
	2022	2021
	(dollars in thousands)
ARR	$977,067	$652,580
Incremental ARR	324,487	254,732

Customers with ARR greater than $1 million:
Number of customers	168	104
Percent of current period revenue	40%	37%
Customers with ARR greater than $100 thousand:
Number of customers	1,574	1,105
Percent of current period revenue	79%	75%

Dollar-based net retention rate	138%	145%
Key Factors Affecting Our Performance
Our results of operations and financial condition are impacted by the macro factors affecting our industry, including the proliferation of cloud-based applications, the cost of skilled human capital, and the global demand for automation solutions. While our business is influenced by these macro factors, our results of operations are more directly affected by certain company-specific factors, including:
Growing Our Global Customer Base
We believe there continues to be a substantial opportunity to continue to grow our customer base. Additionally, we believe that as more organizations adopt our automation platform and experience quantifiable competitive advantages, other organizations will also adopt automation as a necessary tool to compete. While we sell to organizations of all sizes and across a broad range of industries, our go-to-market team’s key focus is on the largest organizations, including large enterprises and governments. We also use an inside sales team focused on small and mid-sized businesses. We plan to continue to invest in our go-to-market team to grow our customer base both domestically and internationally. We intend to continue to grow our customer base by focusing on the top 25 countries as measured by gross domestic product. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Our ability to attract new customers will also depend on a number of other factors, including our ability to drive awareness of the benefits and power of automation in the industry and among our existing and prospective customers, the effectiveness and pricing of our products, the offerings of our competitors, and competition among resellers.
We define our number of customers as the number of accounts with a unique account identifier for which we have an active subscription in the period indicated, and include in our customer count entities to which we have sold our products either directly or through a channel partner. Users of our free trials or tier are not included in our customer count. A single organization with multiple divisions, segments, or subsidiaries is counted as a single customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and specifically excludes non-paying partners and resellers.
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. We had over 10,300 and over 8,500 customers as of April 30, 2022 and 2021, respectively. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a short time to value. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform products; and

•expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.
Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact with and gain confidence in working with robots. The power of our land-and-expand model is evidenced by our dollar-based net retention rate and our customers exceeding significant ARR thresholds, described in the section titled "—Key Performance Metric."
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
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of systems integrators, value-added resellers, business consultants, technology partners, and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, Cognizant Technology Solutions Corporation, Deloitte, EY, Infosys Limited, International Business Machines Corporation, PwC, Tata Consultancy Services Limited, and Wipro Limited. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In May 2020, we launched the UiPath Services Network program to recognize an elite network of partners accredited with advanced delivery skills. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and plan to continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations included the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In November 2021, we released version 21.10 of the UiPath Platform. Innovations in this release included UiPath Integration Service, which delivers API automation to help companies optimize the technologies they already have. Additionally, the introduction of Robot Auto-healing allows for the detection and remediation of robot issues without human intervention, and a host of other new features make our platform simpler, faster, and more gratifying for developers and end users. In May 2022, we released version 22.4 of the UiPath Platform. This release provides new SaaS robots, offers upleveled security and governance, and expands access to automation to macOS.
We also collaborate with other leading technology companies to develop integrations that simplify the interoperability of our platform with their technology. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx Inc., Atlassian Corp Plc, Box, Inc., Crowdstrike Inc., DocuSign Inc., Microsoft Corporation, Oracle Corporation, Qlik Technologies Inc., Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake, Inc., and Workday, Inc. These pre-built integrations can accelerate the adoption of our platform within our customers’ environments and speed the creation of automations that span multiple technologies.
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

In addition, we intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements, a provider of a leading API integration platform for SaaS application providers and the digital enterprise. This acquisition brings technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers.
Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to both new and existing customers and maintain and expand our relationships with leading technology partners.
Continuing to Invest to Grow and Scale Our Business
We are focused on driving our growth potential over the long term. We believe that our market opportunity is substantial. We intend to continue to invest to grow our operations globally over time. We have a history of introducing successful new products and capabilities on our platform and we believe these investments will contribute to our long-term growth.
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

Professional Services and Other
Professional services and other revenue consists of fees associated with professional services for process automation, customer education, and training services. Our professional services contracts are structured on a time and materials or fixed price basis and the related revenue is recognized as the services are rendered.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows. In the future, we expect further expansion of our cloud-based deployments. As cloud-based software and services become a larger percentage of our total revenue, we expect the cloud offering to impact the timing of our recognition of revenue as well as impact our operating margins due to an increase in hosting fees and cloud infrastructure costs.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal years 2022 and 2021, certain operating expenses, such as travel and entertainment, decreased, primarily as a result of the COVID-19 pandemic. We have recently begun permitting some travel and in-person meetings and events, and expect a resumption of travel and entertainment and related expenses during fiscal year 2023, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential changes to travel restrictions and stay-at-home orders.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Sales and marketing expenses also include sales and partner commissions, marketing event costs, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Similar to travel and entertainment, trade show expenses decreased in fiscal year 2021 and through the first half of fiscal year 2022 as a result of the COVID-19 pandemic. We have since seen trade show expenses resume. We plan to increase our investment in sales and marketing in absolute dollars over the foreseeable future as we continue to hire additional personnel and invest in sales and marketing programs. We expect that our sales and marketing expense will decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs for our research and development employees. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest in efforts to develop new technology and enhance the functionality and capabilities of our existing products and platform infrastructure. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead. Following the completion of the initial public offering ("IPO") in April 2021, we have incurred and expect to continue to incur additional general and administrative expenses as a result of operating as a public company. Accordingly, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect that our general and administrative expenses will decrease as a percentage of our total revenue as our revenue grows over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Interest Income
Interest income consists of interest income earned on our cash deposits, cash and cash equivalents balances, and marketable securities.
Other Expense, Net
Other expense, net primarily consists of foreign exchange gains and losses.
Provision For Income Taxes
Provision for income taxes consists mainly of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state, Romanian, and U.K. deferred tax assets as we have concluded that it is more likely than not that these deferred tax assets will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue:
Licenses	$117,004	$100,216
Subscription services	115,494	77,642
Professional services and other	12,568	8,359
Total revenue	245,066	186,217
Cost of revenue:
Licenses (1)	2,537	2,454
Subscription services (1)(2)(3)	21,045	14,179
Professional services and other (2)(3)	21,434	32,377
Total cost of revenue	45,016	49,010
Gross profit	200,050	137,207
Operating expenses:
Sales and marketing (1)(2)(3)	189,782	205,751
Research and development (2)(3)	68,690	93,040
General and administrative (1)(2)(3)	57,530	74,415
Total operating expenses	316,002	373,206
Operating loss	(115,952)	(235,999)
Interest income	991	941
Other expense, net	(2,811)	(3,218)
Loss before income taxes	(117,772)	(238,276)
Provision for income taxes	4,789	1,387
Net loss	$(122,561)	$(239,663)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$596	$646
Cost of subscription services revenue	330	110
Sales and marketing	414	161
General and administrative	46	—
Total amortization of acquired intangible assets	$1,386	$917

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,216	$6,214
Cost of professional services and other revenue	3,874	18,931
Sales and marketing	50,758	119,293
Research and development	26,623	65,616
General and administrative	16,983	40,781
Total stock-based compensation expense	$101,454	$250,835

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$84	$—
Cost of professional services and other revenue	79	—
Sales and marketing	1,427	315
Research and development	481	—
General and administrative	177	—
Total employer payroll tax expense related to equity transactions	$2,248	$315

	Three Months Ended April 30,
	2022	2021
	(as a percentage of revenue)
Revenue:
Licenses	48%	54%
Subscription services	47%	42%
Professional services and other	5%	4%
Total revenue	100%	100%
Cost of revenue:
Licenses	1%	1%
Subscription services	8%	8%
Professional services and other	9%	17%
Total cost of revenue	18%	26%
Gross profit	82%	74%
Operating expenses:
Sales and marketing	77%	111%
Research and development	28%	50%
General and administrative	24%	40%
Total operating expenses	129%	201%
Operating loss	(47)%	(127)%
Interest income	—%	1%
Other expense, net	(1)%	(2)%
Loss before income taxes	(48)%	(128)%
Provision for income taxes	2%	1%
Net loss	(50)%	(129)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$117,004	$100,216	$16,788	17%
Subscription services	115,494	77,642	37,852	49%
Professional services and other	12,568	8,359	4,209	50%
Total revenue	$245,066	$186,217	$58,849	32%
Total revenue increased by $58.8 million, or 32%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to an increase in subscription services revenue of $37.9 million and an increase in licenses revenue of $16.8 million. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 31% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$2,537	$2,454	$83	3%
Subscription services	21,045	14,179	6,866	48%
Professional services and other	21,434	32,377	(10,943)	(34)%
Total cost of revenue	$45,016	$49,010	$(3,994)	(8)%
Gross Margin	82%	74%

Total cost of revenue decreased by $4.0 million, or 8%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, mainly due to a decrease in cost of professional services and other revenue that was partially offset by an increase in cost of subscription services revenues. The decrease in cost of professional services and other revenue was driven by a decrease of $15.6 million in personnel-related expenses, primarily due to a decrease in stock-based compensation as a result of the satisfaction of IPO-related performance conditions for restricted stock units ("RSUs") during the three months ended April 30, 2021, partially offset by a $4.7 million increase in third-party consulting fees. The increase in cost of subscription services revenue was primarily driven by a $3.8 million increase in personnel-related expenses, which included an increase of $6.8 million in salary-related and bonus expenses, mainly driven by an increase in headcount, partially offset by a decrease in stock-based compensation of $3.0 million, driven by the satisfaction of IPO-related performance conditions for RSUs during the three months ended April 30, 2021. Cost of subscription services revenue was also impacted by an increase in hosting costs of $2.5 million and a $0.5 million increase in depreciation and amortization expense.
Our gross margin increased to 82% for the three months ended April 30, 2022 compared to 74% for the three months ended April 30, 2021, primarily due to lower stock-based compensation expense as a result of the satisfaction of IPO-related performance conditions for RSUs during the three months ended April 30, 2021.

Operating Expenses
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Sales and marketing	$189,782	$205,751	$(15,969)	(8)%
Percentage of revenue	77%	111%
Sales and marketing expense decreased by $16.0 million, or 8%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease was primarily attributable to a decrease of $41.0 million in personnel-related expenses, which included a decrease of $68.5 million in stock-based compensation, driven by the satisfaction of IPO-related performance conditions for RSUs during the three months ended April 30, 2021, partially offset by an increase of $26.1 million in salary-related and bonus expenses, mainly driven by an increase in headcount, and an increase of $1.4 million in employer payroll tax expense related to equity transactions. Sales and marketing expense was also impacted by an increase of $9.8 million in sales commission expense mainly due to the amortization of previously capitalized deferred contract acquisition costs, an aggregate increase of $12.1 million related to brand marketing, recruiting, travel, and software services expenses, an increase of $1.8 million in impairment charges on property and equipment as a result of an early termination of one of our office leases, and an increase of $1.0 million in rent expense.
Research and Development

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Research and development	$68,690	$93,040	$(24,350)	(26)%
Percentage of revenue	28%	50%
Research and development expense decreased by $24.4 million, or 26%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease was primarily attributable to a decrease of $28.8 million in personnel-related expenses, which included a decrease of $39.0 million in stock-based compensation, driven by the satisfaction of IPO-related performance conditions for RSUs during the three months ended April 30, 2021, partially offset by an increase of $10.2 million in salary-related and bonus expenses, mainly driven by an increase in headcount. Research and development expense was also impacted by an increase of $3.9 million related to software services and third-party consulting expenses.
General and Administrative

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
General and administrative	$57,530	$74,415	$(16,885)	(23)%
Percentage of revenue	24%	40%
General and administrative expense decreased by $16.9 million, or 23%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease was primarily attributable to a decrease of $21.3 million in personnel-related expenses, which included a decrease of $23.8 million in stock-based compensation, driven by the satisfaction of IPO-related performance conditions for RSUs during the three months ended April 30, 2021, partially offset by an increase of $2.5 million in salary-related expenses, mainly driven by an increase in headcount, an increase of $2.7 million in insurance-related expenses as a result of becoming a public company, an increase of $2.1 million in other tax expense, an increase of $1.7 million in bad-debt expense primarily associated with Russian customers, and an increase of $1.6 million in software service expenses. General and administrative expense was also impacted by a decrease of $2.5 million in third-party consulting services and a decrease of $0.8 million in travel-related expenses.

Interest Income

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Interest income	$991	$941	$50	5%
Percentage of revenue	—%	1%
Interest income increased by $0.1 million, or 5%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 as a result of the period-over-period increase in our marketable securities.
Other Expense, Net

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Other expense, net	$(2,811)	$(3,218)	$407	(13)%
Percentage of revenue	(1)%	(2)%
Other expense, net decreased by $0.4 million, or 13%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease was primarily attributable to greater foreign currency transaction losses incurred in the prior year.
Provision For Income Taxes

	Three Months Ended April 30,
	2022	2021	Change	Change %
	(dollars in thousands)
Provision for income taxes	$4,789	$1,387	$3,402	245%
Percentage of revenue	2%	1%
Provision for income taxes increased by $3.4 million, or 245%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in tax expense is driven primarily by higher foreign tax expenses resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,801.3 million, and we had an accumulated deficit of $1,618.5 million. During the three months ended April 30, 2022, we reported a net loss of $122.6 million, and net cash used in operations of $52.9 million.
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

We believe that our existing cash, cash equivalents, marketable securities, payments from customers, and borrowing capacity will be sufficient to fund our anticipated cash requirements for the next twelve months and the long term.
Credit Facility
In October 2020, we entered into a $200.0 million senior secured revolving credit facility (the "Credit Facility") with HSBC Ventures USA Inc., Silicon Valley Bank, Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, with a maturity date of October 30, 2023. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions.
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of April 30, 2022, we had no outstanding debt under the Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash used in operating activities (1)	$(52,884)	$(17,522)
Net cash (used in) provided by investing activities	$(15,697)	$10,873
Net cash (used in) provided by financing activities	$(18,187)	$1,442,913

(1) Inclusive of:
Payments for employer payrolls taxes related to employee equity transactions	$(3,034)	$—
Net payments of employee tax withholdings on stock option exercises	$(5,757)	$—
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
Net cash used in operating activities for the three months ended April 30, 2022 of $52.9 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including bonuses paid in the first quarter of fiscal 2023. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 33% higher than during the three months ended April 30, 2021.
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
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2022 of $15.7 million was driven by $21.9 million in purchases of marketable securities and $9.7 million in capital expenditures, partially offset by $14.8 million in maturities of marketable securities and $1.1 million in other investing inflows.

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
Financing Activities
Net cash used in financing activities for the three months ended April 30, 2022 of $18.2 million was primarily driven by payments of tax withholdings on the net settlement of equity awards of $17.3 million and net payments of tax withholdings on sell-to-cover equity award transactions of $10.0 million, partially offset by proceeds from employee stock purchase plan contributions of $6.4 million and proceeds from the exercise of stock options of $2.8 million.
Net cash provided by financing activities for the three months ended April 30, 2021 of $1,442.9 million was primarily driven by $749.8 million in net proceeds from issuance of Series F convertible preferred stock and $692.4 million in net proceeds from our IPO.
Material Cash Requirements
There were no material changes to our material cash requirements during the three months ended April 30, 2022 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2022 Form 10-K.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2022 Form 10-K.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and —Recently Issued Accounting Pronouncements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Interest Rate Risk
As of April 30, 2022, we had $1,679.2 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $122.1 million of marketable securities, consisting of corporate bonds, commercial paper, and municipal bonds. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of April 30, 2022, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2022.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other expense, net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $21.7 million for the three months ended April 30, 2022. During the three months ended April 30, 2022, approximately 55% of our revenues and approximately 34% of our expenses were denominated in non-U.S. dollar currencies. For the three months ended April 30, 2022 we recognized net foreign currency transaction losses of $1.4 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers ("Co-CEOs") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure.
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2022.
Changes in Internal Control Over Financial Reporting
During the three months ended April 30, 2022, no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Co-CEOs and CFO, believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at a reasonable assurance level. However, any control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its objectives will be met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including resource constraints, errors in judgment, and the possibility that controls and procedures will be circumvented by collusion, by management override, or by mistake. Additionally, the design of any control system is based in part on management assumptions about the likelihood of future events, and there can be no assurance that the system will succeed in achieving its objectives under all potential future scenarios. As a result of these limitations, our management does not expect that our disclosure controls and procedures will prevent all potential errors or fraud or detect all potential misstatements due to error or fraud.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 11, Commitments and Contingencies—Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings, if any.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2022 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A of the 2022 Form 10-K, except as follows:
Risks Related to Our Business, Products, Operations, and Industry
If we fail to retain and motivate members of our management team or other key employees and integrate new team members and execute management transitions, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our Co-Chief Executive Officer, Co-Founder, and Chairman, as well as our other key employees in the areas of research and development and sales and marketing. Additionally, many members of our management team have been with us for a short period of time or have served in their current roles for a short period of time, including Ashim Gupta, our Chief Financial Officer, who joined us in February 2018 and was promoted to the position of Chief Financial Officer in November 2019, Brad Brubaker, our General Counsel and Chief Legal Officer, who joined us in April 2019, Ted Kummert, our Executive Vice President of Product and Engineering, who joined us in March 2020, Bettina Koblick, our Chief People Officer, who joined us in April 2021, Chris Weber, our Chief Business Officer, who joined us in April 2022, and Robert Enslin, our Co-Chief Executive Officer who joined us in May 2022. From time to time, there may be changes in our executive management team or other key employees resulting from hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing RPA, AI, and machine learning ("ML") applications, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We recently completed our initial public offering ("IPO") and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
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
The war in Ukraine may continue to produce near and longer term economic and geopolitical disruption, which may harm our business.
Our operations in Russia, Belarus and Ukraine, although a small fraction of our overall Company, are subject to additional regulatory and political risk and additional compliance costs in connection with sanctions and other trade controls imposed by the United States and other governmental authorities in response to the war in Ukraine. These government measures include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to Russia and Belarus, and sanctions targeting certain officials, individuals, entities, regions, and industries in Russia, Belarus, and Ukraine, including certain large Russian banks. We have no way to predict the progress or outcome of the situation, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, or additional sanctions, should they continue to be implemented, could have a material adverse effect on our operations and business outlook. If the conflict were to expand to the countries that border Ukraine, including Romania, our business could be adversely impacted. Although we have taken steps designed to ensure that we comply with applicable regulations and that these events will not affect the services that we offer customers, these steps involve additional compliance costs and operational costs. If the relationship between Russia and the United States significantly worsens, or if Russia, the United States, or other countries impose additional economic sanctions, supply chain restrictions, or other restrictions on doing business, and we are restricted or precluded from continuing our software development operations in Ukraine, our costs could increase, and our product development efforts could be harmed which could adversely impact our business, financial position, and results of operations.
Unfavorable conditions in our industry or the global economy, including those caused by the war in Ukraine, changes to the global economic environment, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. The Russian invasion of Ukraine in early fiscal 2023 has led to further economic disruption. While our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy. In response to concerns over inflation risk, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, and signaled that they expect additional rate increases throughout the year. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. As a result of the COVID-19 pandemic and recent macroeconomic events, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue in the long term. Further, unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments, including spending on IT, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions have in the past and could in the future disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. Further, to the extent there is a general economic downturn and our platform is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general IT spending. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in net proceeds to us of $687.9 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the 2022 Form 10-K.
Issuer Purchase of Equity Securities
The following table presents our repurchases of Class A common stock during the three months ended April 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
February 1 – 28	—	$—
March 1 – 31	—	—
April 1 – 30	1,125,411	$22.06
Total	1,125,411	$22.06
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with net settlement of equity awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
10.1†	Offer Letter, by and between UiPath, Inc. and Chris Weber, dated March 14, 2022
10.2†	Offer Letter, by and between UiPath, Inc. and Robert Enslin, dated April 25, 2022
31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

UiPath, Inc.

Date: June 3, 2022	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)