Form 10-Q
period 2022-07-31
UiPath, Inc.
filed 2022-09-08
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 2, 2022, the registrant had 467,153,998 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. Such statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2022	January 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,607,356	$1,768,723
Marketable securities	114,188	96,417
Accounts receivable, net of allowance for doubtful accounts of $2,672 and $2,566, respectively	193,483	251,988
Contract assets	94,760	74,831
Deferred contract acquisition costs	35,259	29,926
Prepaid expenses and other current assets	63,430	55,416
Total current assets	2,108,476	2,277,301
Marketable securities, non-current	2,396	19,523
Contract assets, non-current	5,722	2,730
Deferred contract acquisition costs, non-current	106,654	100,224
Property and equipment, net	25,517	17,176
Operating lease right-of-use assets	44,074	48,953
Intangible assets, net	26,856	16,817
Goodwill	86,180	53,564
Deferred tax asset	7,995	10,628
Other assets, non-current	20,807	25,534
Total assets	$2,434,677	$2,572,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,122	$11,515
Accrued expenses and other current liabilities	74,666	87,958
Accrued compensation and employee benefits	80,961	130,673
Deferred revenue	292,323	297,355
Total current liabilities	460,072	527,501
Deferred revenue, non-current	66,598	68,665
Operating lease liabilities, non-current	46,765	49,843
Other liabilities, non-current	11,693	4,524
Total liabilities	585,128	650,533
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized as of July 31, 2022 and January 31, 2022; 0 shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 466,998 and 458,773 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	5	4
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of July 31, 2022 and January 31, 2022; 82,453 shares issued and outstanding as of July 31, 2022 and January 31, 2022	1	1
Additional paid-in capital	3,577,278	3,406,959
Accumulated other comprehensive income	11,150	10,899
Accumulated deficit	(1,738,885)	(1,495,946)
Total stockholders’ equity	1,849,549	1,921,917
Total liabilities and stockholders’ equity	$2,434,677	$2,572,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Licenses	$103,696	$95,547	$220,700	$195,763
Subscription services	124,656	90,319	240,150	167,961
Professional services and other	13,870	9,655	26,438	18,014
Total revenue	242,222	195,521	487,288	381,738
Cost of revenue:
Licenses	2,170	2,434	4,707	4,888
Subscription services	22,326	12,238	43,371	26,417
Professional services and other	20,080	20,922	41,514	53,299
Total cost of revenue	44,576	35,594	89,592	84,604
Gross profit	197,646	159,927	397,696	297,134
Operating expenses:
Sales and marketing	181,547	144,268	371,329	350,019
Research and development	67,849	57,646	136,539	150,686
General and administrative	68,443	55,834	125,973	130,249
Total operating expenses	317,839	257,748	633,841	630,954
Operating loss	(120,193)	(97,821)	(236,145)	(333,820)
Interest income	4,505	766	5,496	1,707
Other expense, net	(600)	(1,225)	(3,411)	(4,443)
Loss before income taxes	(116,288)	(98,280)	(234,060)	(336,556)
Provision for income taxes	4,090	1,746	8,879	3,133
Net loss	$(120,378)	$(100,026)	$(242,939)	$(339,689)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.19)	$(0.45)	$(0.91)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	546,058	526,512	544,014	373,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(120,378)	$(100,026)	$(242,939)	$(339,689)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	159	36	(301)	9
Foreign currency translation adjustments	550	3,660	552	7,914
Other comprehensive income (loss), net	709	3,696	251	7,923
Comprehensive loss	$(119,669)	$(96,330)	$(242,688)	$(331,766)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	—	$—	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	—	—	1,283	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	—	—	3,499	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(1,125)	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation expense	—	—	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	—	$—	462,430	$4	82,453	$1	$3,488,255	$10,441	$(1,618,507)	$1,880,194
Issuance of common stock upon exercise of stock options	—	—	1,418	—	—	—	1,878	—	—	1,878
Issuance of common stock upon settlement of restricted stock units	—	—	3,183	1	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	—	—	(1,040)	—	—	—	(18,922)	—	—	(18,922)
Charitable donation of Class A common stock	—	—	300	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	—	—	570	—	—	—	2,965	—	—	2,965
Issuance of common stock under employee stock purchase plan	—	—	578	—	—	—	9,070	—	—	9,070
Repurchase of unvested early exercised stock options	—	—	(441)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	88,533	—	—	88,533
Other comprehensive income, net of tax	—	—	—	—	—	—	—	709	—	709
Net loss	—	—	—	—	—	—	—	—	(120,378)	(120,378)
Balance as of July 31, 2022	—	$—	466,998	$5	82,453	$1	$3,577,278	$11,150	$(1,738,885)	1,849,549

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation expense	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541
Shares issued as consideration for business acquisition	—	—	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	—	—	2,993	—	—	—	3,537	—	—	3,537
Vesting of early exercised stock options	—	—	—	—	—	—	615	—	—	615
Issuance of common stock upon settlement of restricted stock units	—	—	2,492	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(18)	—	—	—	(1,175)	—	—	(1,175)
Stock-based compensation expense	—	—	—	—	—	—	92,744	—	—	92,744
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	—	—	(100,026)	(100,026)
Balance as of July 31, 2021	—	$—	430,793	$4	82,453	$1	$3,213,595	$(4,598)	$(1,310,049)	$1,898,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(242,939)	$(339,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,065	6,966
Amortization of deferred contract acquisition costs	21,860	10,971
Net amortization of premium on marketable securities	860	867
Stock-based compensation expense	189,706	343,448
Charitable donation of Class A common stock	5,499	—
Amortization of operating lease right-of-use assets	4,597	3,580
Provision for deferred income taxes	1,505	(134)
Impairment of long-lived assets	2,881	—
Other non-cash credits, net (1)	(1,031)	(526)
Changes in operating assets and liabilities:
Accounts receivable	51,707	32,961
Contract assets	(26,146)	(20,355)
Deferred contract acquisition costs	(39,572)	(44,946)
Prepaid expenses and other assets	(4,277)	(4,340)
Accounts payable	2,759	(3,663)
Accrued expense and other liabilities	(14,507)	8,484
Accrued compensation and employee benefits	(45,042)	(32,686)
Operating lease liabilities, net	(2,422)	(3,698)
Deferred revenue	9,876	19,237
Net cash used in operating activities	(76,621)	(23,523)
Cash flows from investing activities
Purchases of marketable securities	(45,600)	(94,157)
Sales of marketable securities	—	89,383
Maturities of marketable securities	47,433	36,605
Purchases of property and equipment	(16,298)	(3,641)
Capitalization of software development costs	—	(771)
Payments related to business acquisitions, net of cash acquired	(29,477)	(5,498)
Other investing, net	(507)	—
Net cash (used in) provided by investing activities	(44,449)	21,921
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	692,369
Payments of initial public offering costs	—	(3,734)
Proceeds from issuance of convertible preferred stock	—	750,000
Payments of issuance costs for convertible preferred stock	—	(164)
Proceeds from exercise of stock options	4,682	6,651
Payments of tax withholdings on net settlement of equity awards	(38,717)	(9,554)
Net (payments) receipts of tax withholdings on sell-to-cover equity award transactions	(10,132)	9,483
Proceeds from employee stock purchase plan contributions	8,507	6,902
Repurchase of unvested early exercised stock options	(1,493)	—
Net cash (used in) provided by financing activities	(37,153)	1,451,953
Effect of exchange rate changes	(3,144)	4,883
Net (decrease) increase in cash, cash equivalents and restricted cash	(161,367)	1,455,234
Cash, cash equivalents, and restricted cash - beginning of period	1,768,723	371,190
Cash, cash equivalents, and restricted cash - end of period	$1,607,356	$1,826,424
Supplemental disclosure of cash flow information
Cash paid for interest	$527	$313
Cash paid for income taxes	17,610	4,035
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$—	$2,282
Value of shares issued in payment of business acquisitions	2,965	30,467
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	1,355	2,261
Payable for marketable securities purchase	3,638	—
Deferred payments related to business acquisitions	11,433	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	5,129	996

((1) Prior period amounts have been combined to conform to current presentation
The accompanying notes are an integral part of these consolidated financial statements.

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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the six months ended July 31, 2022.
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
The results of operations for the six months ended July 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2023, for example, refer to the fiscal year ending January 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, revenue recognition, estimated expected benefit period for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to our initial public offering ("IPO"), timing and amount of contingencies, costs related to our restructuring actions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other expense, net in the condensed consolidated statements of operations. For the three months ended July 31, 2022 and 2021, we recognized transaction losses of $0.8 million and $2.3 million, respectively. For the six months ended July 31, 2022 and 2021, we recognized transaction losses of $2.2 million and $5.2 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2022 and January 31, 2022, 99% and 96%, respectively, of our cash and cash equivalents were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2022 and 2021, no single customer accounted for 10% or more of our total revenue. As of July 31, 2022 and January 31, 2022, no single customer accounted for 10% or more of our accounts receivable.
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
Prior to the fourth quarter of fiscal 2022, costs incurred to develop our SaaS products were capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of subscription services revenue on the condensed consolidated statements of operations. Capitalized costs included salaries, benefits, and stock-based compensation charges for employees that were directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. Gross capitalized internal-use software development costs were $7.9 million and $10.1 million as of July 31, 2022 and January 31, 2022, respectively. Related amortization expense was $0.4 million and $0.3 million for the three months ended July 31, 2022 and 2021, respectively. Related amortization expense was $0.7 million and $0.5 million for the six months ended July 31, 2022 and 2021, respectively. Accumulated amortization was $2.4 million and $1.7 million as of July 31, 2022 and January 31, 2022, respectively.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $2.2 million and $2.3 million as of July 31, 2022 and January 31, 2022, respectively, and are recorded in other assets, non-current on our condensed consolidated balance sheets. Related amortization expense was $0.2 million and $0.2 million for the three months ended July 31, 2022 and 2021, respectively. Related amortization expense was $0.4 million and $0.4 million for the six months ended July 31, 2022 and 2021, respectively. Accumulated amortization was $1.6 million and $1.2 million as of July 31, 2022 and January 31, 2022, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. This guidance requires that all costs incurred to establish technological feasibility be expensed as they are incurred. Technological feasibility is established when the working model is complete. Production costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and are included in cost of licenses revenue or cost of subscription services revenue in the condensed consolidated statements of operations, based on the nature of the underlying product. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Gross capitalized software development costs were $4.2 million and $4.3 million as of July 31, 2022 and January 31, 2022, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended July 31, 2022 and 2021, respectively. Related amortization expense was $0.4 million and $0.3 million for the six months ended July 31, 2022 and 2021, respectively. Accumulated amortization was $1.6 million and $1.2 million as of July 31, 2022 and January 31, 2022, respectively.
Business Acquisitions
Purchase consideration in a business combination is allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of the acquisition. Determination of the fair value of assets acquired and liabilities assumed relies on management judgments and involves the use of estimates and assumptions, including but not limited to assumptions about future cash inflows and outflows, discount rates, and lives of intangible and other assets. Any excess of the purchase consideration over the fair value of the net assets acquired is recognized as goodwill.
In cases when we issue stock or cash awards to the shareholders of an acquired business, we must also evaluate whether the awards represent purchase consideration or compensation for post-acquisition services by considering, among other things, whether the vesting of the awards is contingent upon the continued employment of the receiving shareholders. If continued employment is required, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.
During the one-year measurement period following an acquisition, we may record adjustments to the fair value of the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period, subsequent adjustments, if any, are recorded in our condensed consolidated statements of operations.
Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances suggest that the carrying amount of an asset or asset group may not be recoverable. We assess recoverability by comparing the carrying amount of such asset or asset group to the net undiscounted future cash flows we expect the asset or asset group to generate. If the carrying amount of an asset or asset group exceeds the related undiscounted cash flows, it is considered to be impaired and an impairment charge is recognized for the amount by which the carrying value of the asset or asset group exceeds its fair value. During the three and six months ended July 31, 2022, we concluded that the carrying values of long-lived assets related to our Brooklyn, NY office, including operating lease ROU assets, leasehold improvements, and furniture and fixtures, exceeded their estimated fair values as the result of restructuring actions. See Note 11, Commitments and Contingencies—Restructuring, for further details.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss is allocated between Class A and Class B common stock based on the weighted-average shares outstanding for each class.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Diluted net loss per share is the same as basic net loss per share because potentially dilutive common stock equivalents are anti-dilutive when in a net loss position.
In a period of net income, diluted net income per share would be calculated by giving effect to all potentially dilutive securities outstanding for the period (including unvested restricted stock units and unexercised stock options under our equity incentive plans, outstanding purchase periods under our employee stock purchase plan, unvested restricted stock awards and early exercised options subject to repurchase, and returnable common stock issued in connection with business acquisitions) using the treasury stock method.
For past periods in which our convertible preferred stock was outstanding, we computed net income or loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We considered our convertible preferred stock to be a participating security, as holders had non-forfeitable dividend rights in the event of our declaration of a dividend for shares of common stock. Our convertible preferred stock did not contractually require holders to participate in our losses. As such, net loss for the periods presented was not allocated to our convertible preferred stock.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions associated with (1) intraperiod tax allocations, (2) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (3) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for us for annual periods beginning February 1, 2022 and for interim periods in fiscal years beginning February 1, 2023. We do not expect the adoption to have a material impact on our condensed consolidated financial statements.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended July 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$120,977	50%	$89,266	46%
Europe, Middle East, and Africa	69,521	29%	60,405	31%
Asia-Pacific (2)	51,724	21%	45,850	23%
Total revenue	$242,222	100%	$195,521	100%
(1)Revenue from the United States represented 45% and 42% of our total revenues for the three months ended July 31, 2022 and 2021, respectively.
(2)Revenue from Japan represented 9% and 12% of our total revenues for the three months ended July 31, 2022 and 2021, respectively.

	Six Months Ended July 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$235,128	48%	$173,892	46%
Europe, Middle East, and Africa	139,124	29%	110,489	29%
Asia-Pacific (2)	113,036	23%	97,357	25%
Total revenue	$487,288	100%	$381,738	100%
(1)Revenue from the United States represented 44% and 41% of our total revenues for the six months ended July 31, 2022 and 2021, respectively.
(2)Revenue from Japan represented 11% and 14% of our total revenues for the six months ended July 31, 2022 and 2021, respectively.
Deferred Revenue
During the six months ended July 31, 2022 and 2021, we recognized $201.9 million and $137.8 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of July 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $709.0 million, which consists of $358.9 million of billed consideration and $350.1 million of unbilled consideration. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $11.1 million and $6.1 million for the three months ended July 31, 2022 and 2021, respectively, and $21.9 million and $11.0 million for the six months ended July 31, 2022 and 2021, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$27,244	$—	$—	$27,244
Corporate bonds	70,607	—	(534)	70,073
Municipal bonds	19,369	—	(102)	19,267
Total marketable securities	$117,220	$—	$(636)	$116,584

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,343	$—	$—	$15,343
Corporate bonds	91,735	—	(303)	91,432
Municipal bonds	9,197	—	(32)	9,165
Total marketable securities	$116,275	$—	$(335)	$115,940
As of July 31, 2022 and January 31, 2022, respectively $2.4 million and $19.5 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year. To determine whether any decline in the fair value of our marketable securities is other-than temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on available evidence, we concluded that the gross unrealized losses on our marketable securities as of July 31, 2022 and January 31, 2022 are temporary in nature.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of July 31, 2022 and January 31, 2022 (in thousands):

	As of July 31, 2022
	Level 1	Level 2	Total
Financial assets:
Money market	$1,058,074	$—	$1,058,074
Total cash equivalents	1,058,074	—	1,058,074
Commercial paper	—	27,244	27,244
Corporate bonds	—	70,073	70,073
Municipal bonds	—	19,267	19,267
Total marketable securities	—	116,584	116,584
Total	$1,058,074	$116,584	$1,174,658

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
Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of July 31, 2022 or January 31, 2022.
6. Business Acquisitions
Re:infer
On July 29, 2022, we acquired all of the outstanding capital stock of Re:infer LTD. (“Re:infer”), a natural language processing company focused on unstructured documents and communications. Re:infer uses machine learning technology to mine context from communication messages and transform them into actionable data. With this acquisition, UiPath gains technology and an experienced team which we believe will accelerate our technology roadmap, expand the breadth of our current AI-powered automation capabilities, and unlock new automation opportunities for our customers.
The total purchase consideration for the acquisition of Re:infer was $44.5 million, consisting of the following:

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note to be paid on first anniversary of closing (included in accrued expenses and other current liabilities)	5,863
Loan note to be paid on second anniversary of closing (included in other liabilities, non-current)	5,570
Total	$44,515
At closing, we also issued an additional 0.4 million shares of Class A common stock that will be released to sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to certain employment-related clawback provisions. The aggregate fair value of these shares totaled $7.6 million and will be expensed over three years as compensation for post-acquisition services.
During the six months ended July 31, 2022, we incurred transaction costs in connection with the Re:infer acquisition of $1.1 million, which are included in general and administrative expenses in the condensed consolidated statements of operations.
The Re:infer acquisition is accounted for as a business combination. Due to the proximity of the closing date of the acquisition to the balance sheet date, the initial purchase accounting is incomplete. As of July 31, 2022, the purchase price has been provisionally allocated to identifiable intangible assets of $13.1 million (consisting of developed technology with a fair value of $10.0 million and estimated useful life of five years and customer relationships with a fair value of $3.1 million and estimated useful life of three years), deferred tax liabilities of $3.2 million (included in other liabilities, non-current on the condensed consolidated balance sheet), other net tangible assets of $0.3 million, and goodwill of $34.3 million based on management's best estimates as of the balance sheet

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
date. None of this goodwill is deductible for tax purposes. We expect to finalize purchase accounting as soon as practicable, but no later than one year from the acquisition date.
Cloud Elements
On March 19, 2021, we acquired all of the outstanding capital stock of Cloud Elements Inc. ("Cloud Elements"), provider of an application programming interface ("API") integration platform for SaaS application providers. The total purchase consideration was $36.1 million, consisting of $5.7 million in cash and $30.4 million in fair value of common stock.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$27,763	$(7,885)	$19,878	4.0
Customer relationships	8,112	(2,257)	5,855	2.4
Trade names and trademarks	268	(208)	60	1.5
Other intangibles	1,231	(168)	1,063	8.0
Total	$37,374	$(10,518)	$26,856
Acquired intangible assets, net consisted of the following as of January 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$18,627	$(6,584)	$12,043	3.4
Customer relationships	5,010	(1,479)	3,531	2.2
Trade names and trademarks	274	(185)	89	1.9
Other intangibles	1,231	(77)	1,154	8.3
Total	$25,142	$(8,325)	$16,817
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended July 31, 2022 and 2021 was $1.3 million and $1.4 million, respectively. Amortization of acquired intangible assets for the six months ended July 31, 2022 and 2021 was $2.7 million and $2.3 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Expected future amortization expense related to intangible assets was as follows as of July 31, 2022 (in thousands):

Amount
Remainder of year ending January 31, 2023	$4,205
Year ending January 31,
2024	8,392
2025	6,464
2026	4,002
2027	2,367
Thereafter	1,426
Total	$26,856
Goodwill
Changes in the carrying amount of goodwill during the six months ended July 31, 2022 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2022	$53,564
Acquisition of Re:infer	34,285
Effect of foreign currency translation	(1,669)
Balance as of July 31, 2022	$86,180
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
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease cost	$2,736	$1,846	$5,495	$3,580
Short-term lease cost	1,535	931	3,043	1,856
Variable lease cost	316	149	523	274
Sublease income (1)	(533)	—	(1,065)	—
Total	$4,054	$2,926	$7,996	$5,710
(1) Included in other expense, net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	July 31, 2022	January 31, 2022
Weighted-average remaining lease term (years)	13.8	13.7
Weighted-average discount rate	6.0%	6.5%

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2022 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2023 (1)	$(709)
Year ending January 31,
2024	10,132
2025	8,154
2026	5,276
2027	4,044
Thereafter	48,123
Total operating lease payments	75,020
Less: imputed interest	(25,896)
Total operating lease liabilities	$49,124
(1) Net of $4.1 million lease incentive expected to be received during fiscal 2023
As of July 31, 2022, we had non-cancellable commitments in the amount of $10.5 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $2.4 million and $1.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively.
Supplemental cash flow information related to leases for the three and six months ended July 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,493	$1,897	$3,557	$3,851
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$2,120	$880	$2,890	$1,590
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Prepaid expenses	$42,510	$29,451
Value-added taxes receivable	3,681	3,313
Other receivables	11,138	6,762
Supplier advances	6,101	15,890
Prepaid expenses and other current assets	$63,430	$55,416

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Computers and equipment	$24,519	$22,478
Leasehold improvements	7,582	9,338
Furniture and fixtures	4,565	4,875
Construction in progress	12,536	2,552
Property and equipment, gross	49,202	39,243
Less: accumulated depreciation	(23,685)	(22,067)
Property and equipment, net	$25,517	$17,176
Depreciation expense for the three months ended July 31, 2022 and 2021 was $1.9 million and $1.7 million, respectively. Depreciation expense for the six months ended July 31, 2022 and 2021 was $3.8 million and $3.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Accrued expenses	$26,566	$21,736
Withholding tax from employee equity transactions	5,846	16,618
Employee stock purchase plan withholdings	3,457	4,302
Payroll taxes and other benefits payable	7,443	7,016
Income tax payable	6,927	18,210
Value-added taxes payable	5,469	9,327
Operating lease liabilities, current	2,359	1,552
Other	16,599	9,197
Accrued expenses and other current liabilities	$74,666	$87,958
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
As of July 31, 2022 and January 31, 2022, there were no amounts outstanding under the Credit Facility.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies
Letters of Credit
We had a total of $5.4 million and $5.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of July 31, 2022 and January 31, 2022, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2024.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2022 and January 31, 2022, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Restructuring
On June 24, 2022, our Board of Directors approved restructuring actions to manage our operating expenses by reducing our global workforce by approximately 5%. The workforce reduction aimed to simplify our go-to-market approach starting with an alignment expected to result in better market segmentation, higher sales productivity, and best-in-class customer experience and outcomes. In connection with these workforce reductions, we also exited the lease for our office in Brooklyn, NY. For the three and six months ended July 31, 2022, we incurred $12.0 million of expense related to our restructuring actions, of which $10.9 million relates to employee termination benefits and $1.1 million relates to lease exit costs. Remaining restructuring costs, primarily consisting of employee termination benefits, are not expected to be material and are expected to be recognized by the end of fiscal year 2023.
The following table shows the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of July 31, 2022 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2022	$—
Restructuring costs incurred during the six months ended July 31, 2022	10,947
Amount paid during the six months ended July 31, 2022	(5,196)
Accrued restructuring costs as of July 31, 2022	$5,751

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The following table shows the total restructuring costs incurred during the period presented (in thousands):

	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs
Cost of subscription services revenue	$40	$97	$137
Cost of professional services and other revenue	205	115	320
Sales and marketing	10,247	485	10,732
Research and development	—	43	43
General and administrative	455	347	802
Total	$10,947	$1,087	$12,034
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching contribution to the 401(k) Plan was $2.3 million and $1.6 million for the three months ended July 31, 2022 and 2021, respectively and $6.6 million and $4.7 million for the six months ended July 31, 2022 and 2021, respectively.
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
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for mainly hosting services and software products and services. During the three and six months ended July 31,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2022, we made commitments to purchase $138.1 million of cloud infrastructure services from a third-party vendor and $35.8 million of service credits from third-party alliance partners.
As of July 31, 2022, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2023	$29,837
Year ending January 31,
2024	90,622
2025	88,282
2026	38,805
2027	27,815
Thereafter	—
Total	$275,361
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
No convertible preferred stock was outstanding as of July 31, 2022 and January 31, 2022, respectively.
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
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. During the three and six months ended July 31, 2022, we contributed 0.3 million shares of our Class A common stock to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair value of the shares on the contribution date of $5.5 million was recorded within general and administrative expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss)
For the six months ended July 31, 2022 and 2021, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive income, net of tax	552	(301)	251
Balance as of July 31, 2022	$11,786	$(636)	$11,150

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income, net of tax	7,914	9	7,923
Balance as of July 31, 2021	$(4,590)	$(8)	$(4,598)
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Stock Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards, and other forms of awards. As of July 31, 2022, we have reserved 145.9 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of July 31, 2022, the ESPP authorizes the issuance of 15.9 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (1) 85% of the fair market value of our Class A common stock as of the commencement of each offering period, and (2) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the six months ended July 31, 2022 was as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	14,544	$1.64	7.6	$507,419
Granted	2,580	$10.14
Exercised	(2,701)	$1.69
Forfeited	(419)	$2.44
Outstanding as of July 31, 2022	14,004	$3.17	7.6	$212,254

Vested and exercisable as of July 31, 2022	7,331	$1.69	6.5	$121,955
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2022 was $13.01 per share. The intrinsic value of stock options exercised during the six months ended July 31, 2022 was $59.9 million
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2022, was $131.1 million, which is to be recognized over a weighted-average remaining period of 3.1 years.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. During the six months ended July 31, 2022, we repurchased 0.4 million unvested early exercised options in the amount of $1.5 million.
Cash proceeds associated with early exercised options are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts were not material and $2.8 million as of July 31, 2022 and January 31, 2022, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSU activity during the six months ended July 31, 2022 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	27,515	$35.35
Granted	13,771	$19.15
Vested (1)	(6,810)	$30.22
Forfeited	(3,506)	$36.02
Unvested as of July 31, 2022	30,970	$29.08
(1) Class A common stock has not been issued in connection with 128 vested RSUs because such RSUs were unsettled as of July 31, 2022.
The vesting date fair value of RSUs that vested during the six months ended July 31, 2022 was $139.5 million.
Prior to the IPO, we granted RSUs under our 2018 Stock Plan that vested upon the satisfaction of both a service-based condition (generally four years) and a performance-based condition. The performance-based vesting

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
condition was deemed satisfied on April 23, 2021, the date that our IPO was completed. At that time, we recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.
As of July 31, 2022, total unrecognized compensation expense related to unvested RSUs was approximately $758.3 million, which is to be recognized over a weighted-average remaining period of 3.1 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of July 31, 2022, total unrecognized compensation expense related to unvested RSAs was $2.1 million and will be recognized over the remaining vesting period of 2.1 years.
Employee Stock Purchase Plan Awards
During the six months ended July 31, 2022, 0.6 million shares were purchased under the ESPP at $15.68 per share. No shares were purchased under the ESPP during the six months ended July 31, 2021. As of July 31, 2022, total unrecognized compensation expense related to the ESPP was approximately $3.4 million, which is to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) that will be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of July 31, 2022, total unrecognized compensation expense related to these shares was $7.6 million, which is to be recognized over a weighted-average remaining period of 3.0 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of subscription services revenue	$2,841	$1,657	$6,057	$7,871
Cost of professional services and other revenue	2,528	3,904	6,402	22,835
Sales and marketing	35,889	41,006	86,647	160,299
Research and development	23,501	23,978	50,124	89,594
General and administrative	23,493	22,068	40,476	62,849
Total	$88,252	$92,613	$189,706	$343,448
There was no capitalized stock-based compensation relating to software development costs for the three and six months ended July 31, 2022. The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $0.1 million and $2.3 million for the three and six months ended July 31, 2021, respectively.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
We had a provision for income taxes of $4.1 million and $1.7 million for the three months ended July 31, 2022 and 2021, respectively. Our effective tax rate was (3.5%) and (1.8%) for the three months ended July 31, 2022 and 2021, respectively. For the three months ended July 31, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
We had a provision for income taxes of $8.9 million and $3.1 million for the six months ended July 31, 2022 and 2021, respectively. Our effective tax rate was (3.8%) and (0.9%) for the six months ended July 31, 2022 and 2021, respectively. For the six months ended July 31, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended July 31, 2022, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against the U.S., Romania, and the U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of July 31, 2022, there is no valuation allowance recorded against DTAs associated with Japan, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of July 31, 2022, we had gross unrecognized tax benefits totaling $2.4 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of the Company and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(102,201)	$(18,177)	$(84,362)	$(15,664)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	463,605	82,453	444,059	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.19)	$(0.19)

	Six Months Ended July 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(206,118)	$(36,821)	$(253,645)	$(86,044)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	461,561	82,453	278,882	94,606
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.45)	$(0.91)	$(0.91)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended July 31,
	2022		2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	—
Unvested RSUs	29,562	—	19,445	—
Outstanding stock options	14,138	—	19,560	—
Shares subject to repurchase from RSAs and early exercised stock options	116	—	1,663	—
Shares issuable under ESPP	588	—	379	—
Returnable shares issued in connection with business acquisition	14	—	—	—
Total	44,418	—	41,047	—

	Six Months Ended July 31,
	2022		2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	137,074	—
Unvested RSUs	28,435	—	27,675	—
Outstanding stock options	13,965	—	20,860	—
Shares subject to repurchase from RSAs and early exercised stock options	483	—	1,967	—
Shares issuable under ESPP	808	—	193	—
Returnable shares issued in connection with business acquisition	7	—	—	—
Total	43,698	—	187,769	—
16. Related Party Transactions
Beginning in the third quarter of fiscal 2022, we have made use of an aircraft owned by Daniel Dines, our Co-Chief Executive Officer, through a special purpose limited liability company in which we have a variable interest. The aircraft is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs. For the three and six months ended July 31, 2022, we incurred expenses related to our business use of the aircraft of $1.1 million and $1.9 million, respectively.
17. Subsequent Events
In September 2022, we granted RSUs and stock options to new hires and existing employees which have an aggregate grant-date fair value of approximately $25.4 million and will vest over a weighted-average period of 4.0 years.

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
Overview
We are at the forefront of technology innovation and thought leadership in automation, creating an end-to-end platform that provides automation with user emulation at its core. Our platform leverages computer vision and artificial intelligence ("AI") to empower software robots to emulate human behavior and execute specific business processes, eliminating the need for employees to execute certain manual and mundane tasks and allowing them to focus on more value-added work. Our platform enables organizations to seamlessly automate business processes ranging from those in legacy information technology ("IT") systems and on-premises applications to new cloud-native infrastructure and to address a wide variety of use cases, from simple tasks to long-running, complex processes.
Our platform is designed to transform the way humans work. We provide customers with a robust set of capabilities to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization. Our platform leverages the power of AI-based computer vision to enable our software robots to perform a vast array of actions— including, but not limited to, logging into applications, extracting information from documents, and updating forms and databases— as a human would when executing business processes, driving improved operational efficiency for our customers and enabling them to deliver on key digital initiatives with greater speed, agility, and accuracy.
Our platform is designed to interact with and automate processes across a company’s existing enterprise stack. As a result, our customers can leverage the power of our platform without the need to replace or change existing business applications and with lower overall IT infrastructure cost. Our platform is purpose-built to be used by employees across an organization, and enables them quickly build automations for both existing and new processes. Employees can seamlessly maintain and scale automations across multiple deployment options, constantly improve and evolve automations, and continuously track and measure the performance of automations, all without substantial technical experience.
At the core of our automation platform is a set of capabilities that emulates human behavior, which provides our customers with the ability to automate both simple and complex use cases. Automations on our platform can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability of our platform across departments within an organization. Society is at a turning point in how organizations execute work, and we believe the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities, particularly in the current tight labor market. While we are still in the early days of a multi-year journey to the fully automated enterprise, momentum is growing as organizations across the world begin to understand the transformational benefits of automation.
Founded in a Bucharest, Romania apartment in 2005, UiPath was incorporated in 2015 as a company principally focused on building automation scripts and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have developed and enhanced our RPA capabilities, launched new products, and expanded our operations across the globe. We are continuously improving and expanding our platform and seek to deliver technology that is integral to the business strategy of our customers; for example, in fiscal 2023 we announced the addition of natural language processing ("NLP") capabilities to our suite of offerings.

We provide a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our software, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations running on our platform. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and of our partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training. Our go-to-market model consists of an enterprise field sales force supplemented by an inside sales team focused on small and mid-sized customers, and a global strategic sales team focused on the largest global customers. As of July 31, 2022, we had more than 10,500 customers.
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
We generated revenue of $242.2 million and $195.5 million, representing a growth rate of 24%, and incurred a net loss of $120.4 million and $100.0 million in the three months ended July 31, 2022 and 2021, respectively. We generated revenue of $487.3 million and $381.7 million, representing a growth rate of 28%, and incurred a net loss of $242.9 million and $339.7 million in the six months ended July 31, 2022 and 2021, respectively. Our operating cash flows were $(76.6) million and $(23.5) million for the six months ended July 31, 2022 and 2021, respectively.
Impact of COVID-19
When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. We have now reopened offices and are again holding in-person meetings and events. We plan to continue to comply with applicable government orders and public health guidelines. The majority of our employees continue to work remotely, many on a hybrid basis. We have a distributed workforce and our employees are accustomed to remote work. Our operational rigor, digital infrastructure, and global footprint have enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. Global demand for automation continues as automation becomes more critical for business execution and performance in a remote working environment, and we have continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Key Performance Metric
We monitor annualized renewal run rate ("ARR") to help us measure and evaluate the effectiveness of our operations:
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At July 31, 2022 and 2021, our ARR was $1,043.3 million and $726.5 million, respectively, representing a growth rate of 44%. Approximately 25% of this growth rate was due to new customers and approximately 75% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 132% and 144% as of July 31, 2022 and 2021, respectively. We calculate dollar-based net retention rate as of a period end by starting with ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and professional services, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, duration, and renewal rates, and does not include invoiced amounts reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included in the 2022 Form 10-K.

A summary of ARR-related data at July 31, 2022 and 2021 is as follows:

	At July 31,
	2022	2021
	(dollars in thousands)
ARR	$1,043,286	$726,467
Incremental ARR	316,819	273,000

Customers with ARR greater than $1 million:
Number of customers	190	118
Percent of current period revenue	40%	35%
Customers with ARR greater than $100 thousand:
Number of customers	1,660	1,247
Percent of current period revenue	80%	75%

Dollar-based net retention rate	132%	144%
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
Growing Our Global Customer Base
We believe there continues to be a substantial opportunity to continue to grow our customer base. Additionally, we believe that as more organizations adopt our automation platform and experience quantifiable competitive advantages, other organizations will also adopt automation as a necessary tool to compete. While we sell to organizations of all sizes and across a broad range of industries, our go-to-market team’s key focus is on the largest organizations, including large enterprises and governments. We also use an inside sales team focused on small and mid-sized businesses. We intend to grow our customer base through revised segmentation whereby we focus on key accounts with significant expansion opportunity and leverage our emerging enterprise team to acquire new customers at a lower cost of sale. We believe this will increase sales velocity and appropriately align resources to long-term customer potential.
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
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. We had over 10,500 and over 9,100 customers as of July 31, 2022 and 2021, respectively. We employ a land-and-expand business model centered around helping customers realize business outcomes such as revenue growth, transformed cost structures, efficiency, and speed. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform; and
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
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of systems integrators, value-added resellers, business consultants, technology partners, and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, Cognizant Technology Solutions Corporation, Deloitte, EY, Infosys Limited, International Business Machines Corporation, PwC, Tata Consultancy Services Limited, and Wipro Limited. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In May 2020, we launched the UiPath Services Network program to recognize an elite network of partners accredited with advanced delivery skills. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners. Further, we form strategic alliances, under which we license our software to a third-party alliance partner and contemporaneously agree to partner together to drive future sales of our products to customers as the third-party alliance partners create or expand their RPA managed service solutions.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and plan to continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations included the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In November 2021, we released version 21.10 of the UiPath Platform. Innovations in this release included UiPath Integration Service, which delivers API automation to help companies optimize the technologies they already have. Additionally, the introduction of Robot Auto-healing allows for the detection and remediation of robot issues without human intervention, and a host of other new features make our platform simpler, faster, and more gratifying for developers and end users. In May 2022, we released version 22.4 of the UiPath Platform. This release introduces new SaaS robots hosted in the UiPath Automation Cloud™, which allow customers to deploy unattended robots instantly without IT, resources, or infrastructure. Other improvements include a larger library of ready-to-go automations, upleveled security and governance, and support for macOS.
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
In addition, we intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements, a provider of a leading API integration platform for SaaS application providers and the digital enterprise. This acquisition brings technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers. On July 29, 2022, we acquired all of the outstanding capital stock of Re:infer LTD. (“Re:infer”), a natural language processing company focused on unstructured documents and communications. Re:infer uses machine learning technology to mine context from communication messages and transform them into actionable data. With this acquisition, UiPath gains technology and an experienced team which we believe will accelerate our technology roadmap, expand the breadth of our current AI-powered automation capabilities, and unlock new automation opportunities for our customers.
Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to both new and existing customers and maintain and expand our relationships with leading technology partners.
Continuing to Invest to Grow and Scale Our Business
We are focused on driving our growth potential over the long term. We believe that our market opportunity is substantial. We intend to continue to invest to grow our operations globally over time. We have a history of introducing successful new products and capabilities on our platform and we believe these investments will contribute to our long-term growth. We are committed to leveraging our scale and exercising disciplined resource allocation to ensure sustainable and profitable growth.
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
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of capitalized software development costs, direct costs related to third-party software resales, and amortization of acquired developed technology.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal years 2022 and 2021, certain operating expenses, such as travel and entertainment, decreased, primarily as a result of the COVID-19 pandemic. We have begun permitting travel and in-person meetings and events, and expect a resumption of travel and entertainment and related expenses during the remainder of fiscal year 2023, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential changes to travel restrictions and stay-at-home orders.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Sales and marketing expenses also include sales and partner commissions, marketing event costs, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Similar to travel and entertainment, trade show expenses decreased in fiscal year 2021 and through the first half of fiscal year 2022 as a result of the COVID-19 pandemic. We have since seen trade show expenses resume. We expect that our sales and marketing expenses will increase in absolute dollars but decrease as a percentage of our total revenue over the long term. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of these expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses including charitable contributions in connection with our Pledge 1% commitment, and allocated overhead. We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future, but will decrease as a percentage of our total revenue as our revenue grows over the longer term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Licenses	$103,696	$95,547	$220,700	$195,763
Subscription services	124,656	90,319	240,150	167,961
Professional services and other	13,870	9,655	26,438	18,014
Total revenue	242,222	195,521	487,288	381,738
Cost of revenue:
Licenses (1)	2,170	2,434	4,707	4,888
Subscription services (1)(2)(3)	22,326	12,238	43,371	26,417
Professional services and other (2)(3)	20,080	20,922	41,514	53,299
Total cost of revenue	44,576	35,594	89,592	84,604
Gross profit	197,646	159,927	397,696	297,134
Operating expenses:
Sales and marketing (1)(2)(3)	181,547	144,268	371,329	350,019
Research and development (2)(3)	67,849	57,646	136,539	150,686
General and administrative (1)(2)(3)	68,443	55,834	125,973	130,249
Total operating expenses	317,839	257,748	633,841	630,954
Operating loss	(120,193)	(97,821)	(236,145)	(333,820)
Interest income	4,505	766	5,496	1,707
Other expense, net	(600)	(1,225)	(3,411)	(4,443)
Loss before income taxes	(116,288)	(98,280)	(234,060)	(336,556)
Provision for income taxes	4,090	1,746	8,879	3,133
Net loss	$(120,378)	$(100,026)	$(242,939)	$(339,689)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$562	$636	$1,158	$1,282
Cost of subscription services revenue	330	330	660	440
Sales and marketing	413	427	827	588
General and administrative	46	—	92	—
Total amortization of acquired intangible assets	$1,351	$1,393	$2,737	$2,310

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$2,841	$1,657	$6,057	$7,871
Cost of professional services and other revenue	2,528	3,904	6,402	22,835
Sales and marketing	35,889	41,006	86,647	160,299
Research and development	23,501	23,978	50,124	89,594
General and administrative	23,493	22,068	40,476	62,849
Total stock-based compensation expense	$88,252	$92,613	$189,706	$343,448

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$62	$186	$146	$186
Cost of professional services and other revenue	62	1,079	141	1,079
Sales and marketing	1,202	8,364	2,629	8,679
Research and development	320	325	801	325
General and administrative	186	590	363	590
Total employer payroll tax expense related to equity transactions	$1,832	$10,544	$4,080	$10,859

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	43%	49%	45%	51%
Subscription services	51%	46%	49%	44%
Professional services and other	6%	5%	6%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	9%	6%	9%	7%
Professional services and other	8%	11%	8%	14%
Total cost of revenue	18%	18%	18%	22%
Gross profit	82%	82%	82%	78%
Operating expenses:
Sales and marketing	75%	74%	76%	92%
Research and development	28%	29%	28%	39%
General and administrative	29%	29%	26%	34%
Total operating expenses	132%	132%	130%	165%
Operating loss	(50)%	(50)%	(48)%	(87)%
Interest income	2%	—%	1%	—%
Other expense, net	—%	—%	(1)%	(1)%
Loss before income taxes	(48)%	(50)%	(48)%	(88)%
Provision for income taxes	2%	1%	2%	1%
Net loss	(50)%	(51)%	(50)%	(89)%

Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$103,696	$95,547	$8,149	9%
Subscription services	124,656	90,319	34,337	38%
Professional services and other	13,870	9,655	4,215	44%
Total revenue	$242,222	$195,521	$46,701	24%
Total revenue increased by $46.7 million, or 24%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to a $34.3 million increase in subscription services revenue and an $8.1 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 38% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$2,170	$2,434	$(264)	(11)%
Subscription services	22,326	12,238	10,088	82%
Professional services and other	20,080	20,922	(842)	(4)%
Total cost of revenue	$44,576	$35,594	$8,982	25%
Gross Margin	82%	82%

Total cost of revenue increased by $9.0 million, or 25%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, mainly due to an increase in cost of subscription services revenue. The increase in cost of subscription services revenue was primarily driven by a $6.4 million increase in personnel-related expenses, which included a $4.5 million increase in salary-related and bonus expenses, mainly driven by increased headcount, a $1.2 million increase in stock-based compensation, and a $0.7 million increase in other payroll expenses. Cost of subscription services revenue was also impacted by a $2.9 million increase in hosting costs and software services due to increased usage. The decrease in cost of professional services and other revenue was driven by a $3.7 million decrease in personnel-related expenses, which included a $1.4 million decrease in stock-based compensation, a $1.3 million decrease in salary-related expenses, and a $1.0 million decrease in employer payroll tax related to employee equity transactions. These decreases were partially offset by a $2.5 million increase in costs associated with the use of third-party vendors to deliver professional services to our customers.
For the three months ended July 31, 2022, our gross margin of 82% remained constant compared to the three months ended July 31, 2021.

Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Sales and marketing	$181,547	$144,268	$37,279	26%
Percentage of revenue	75%	74%
Sales and marketing expense increased by $37.3 million, or 26%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily attributable to a $15.0 million increase in personnel-related expenses, which included a $14.5 million increase in salary-related expenses, mainly driven by increased headcount, a $10.2 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023, a $3.0 million increase in employee benefit costs, and a $1.9 million increase in general employee severance. These costs were partially offset by a $5.1 million decrease in stock-based compensation, largely driven by forfeitures, a $7.2 million decrease in employer payroll tax expense related to equity transactions, and a $1.4 million decrease in other performance bonuses. Sales and marketing expense was also impacted by a $7.8 million increase in sales commission expense as a result of lower additions to and higher amortization of deferred contract acquisition costs, an $8.7 million aggregate increase in brand marketing and travel expenses due to the resumption of in-person events, a $2.5 million increase in third-party consulting fees and strategic partnerships, a $1.2 million increase in rent expense, and a $1.2 million increase in sales-related software expenses.
Research and Development

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Research and development	$67,849	$57,646	$10,203	18%
Percentage of revenue	28%	29%
Research and development expense increased by $10.2 million, or 18%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily attributable to a $6.6 million increase in personnel-related expenses, mainly driven by increased headcount. Research and development expense was also impacted by a $2.0 million increase in hosting and software service expenses, an increase of $0.7 million in third-party consulting fees, and a $0.5 million increase in travel expenses.
General and Administrative

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
General and administrative	$68,443	$55,834	$12,609	23%
Percentage of revenue	29%	29%
General and administrative expense increased by $12.6 million, or 23%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily attributable to a $4.4 million increase in charitable donations, mainly driven by our contribution of Class A common shares to a donor-advised fund in connection with our Pledge 1% commitment. General and administrative expense was also impacted by a $3.3 million increase in personnel-related expenses, mainly driven by increased headcount, which included a $1.4 million increase in stock-based compensation. A $2.2 million increase in travel expenses, a $1.6 million increase in software service expenses, and a $1.1 million aggregate increase in rent, third-party consulting fees, and miscellaneous administrative costs also contributed to the overall increase in general and administrative expense.

Interest Income

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Interest income	$4,505	$766	$3,739	488%
Percentage of revenue	2%	—%
Interest income increased by $3.7 million, or 488%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 as a result of a period-over-period increase in interest rates on marketable securities.
Other Expense, Net

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Other expense, net	$(600)	$(1,225)	$625	(51)%
Percentage of revenue	—%	—%
Other expense, net decreased by $0.6 million, or 51%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The decrease was primarily attributable to greater sublease income recognized in the current period and greater foreign currency transaction losses incurred in the prior period.
Provision For Income Taxes

	Three Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Provision for income taxes	$4,090	$1,746	$2,344	134%
Percentage of revenue	2%	1%
Provision for income taxes increased by $2.3 million, or 134%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in tax expense is driven primarily by higher foreign tax expenses resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale internationally.
Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$220,700	$195,763	$24,937	13%
Subscription services	240,150	167,961	72,189	43%
Professional services and other	26,438	18,014	8,424	47%
Total revenue	$487,288	$381,738	$105,550	28%
Total revenue increased by $105.6 million, or 28%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to a $72.2 million increase in subscription services revenue and a $24.9 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 31% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and by new sales in the current period.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$4,707	$4,888	$(181)	(4)%
Subscription services	43,371	26,417	16,954	64%
Professional services and other	41,514	53,299	(11,785)	(22)%
Total cost of revenue	$89,592	$84,604	$4,988	6%
Gross Margin	82%	78%
Total cost of revenue increased by $5.0 million, or 6%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, mainly due to an increase in cost of subscription services revenue, partially offset by a decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $10.2 million increase in personnel-related expenses, which included an $11.9 million increase in salary and payroll-related expenses, mainly driven by increased headcount, partially offset by a $1.8 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022. Cost of subscription services revenue was also impacted by a $5.4 million increase in hosting costs and third-party professional services and a $0.6 million increase in depreciation and amortization expense. The decrease in cost of professional services and other revenue was primarily driven by a $19.2 million decrease in personnel-related expenses, which included a $16.4 million decrease in stock-based compensation expense as a result of the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022 and a $0.9 million decrease in employer payroll tax expense related to equity transactions. These decreases were partially offset by a $7.2 million increase in costs associated with the use of third-party vendors to deliver professional services to our customers.
Our gross margin increased to 82% for the six months ended July 31, 2022 compared to 78% for the six months ended July 31, 2021, primarily due to lower stock-based compensation expense as a result of the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Sales and marketing	$371,329	$350,019	$21,310	6%
Percentage of revenue	76%	92%
Sales and marketing expense increased by $21.3 million, or 6%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. This increase was primarily attributable to a $17.5 million increase in sales commission expense, a $17.4 million aggregate increase in brand marketing and travel expenses due to the resumption of in-person events and user conferences, and a $2.3 million increase in hosting and software services costs. Sales and marketing expense was also impacted by a $5.8 million increase in third-party consulting fees and strategic partnerships, a $2.2 million increase in rent expense, and a $2.2 million increase in depreciation and amortization. These increases were partially offset by a $26.0 million decrease in personnel-related expenses, which included a $73.4 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022, and a $5.7 million decrease in employer payroll tax expense related to equity transactions, partially offset by a $32.9 million increase in salary-related expenses, largely due to increased headcount, a $10.2 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023, a $6.2 million increase in employee benefit costs, and a $3.3 million increase in general employee severance.

Research and Development

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Research and development	$136,539	$150,686	$(14,147)	(9)%
Percentage of revenue	28%	39%
Research and development expense decreased by $14.1 million, or 9%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease was primarily attributable to a $22.2 million decrease in personnel-related expenses, which included a $39.5 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022, partially offset by a $13.2 million increase in salary-related expenses, which was largely due to increased headcount. Research and development expense was also impacted by a $5.1 million increase in third-party software service and hosting costs, a $1.4 million increase in third-party consulting fees, and a $0.7 million increase in travel costs.
General and Administrative

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
General and administrative	$125,973	$130,249	$(4,276)	(3)%
Percentage of revenue	26%	34%
General and administrative expense decreased by $4.3 million, or 3%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. This decrease was primarily attributable to an $18.0 million decrease in personnel-related expenses, which included a $22.3 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during the first half of fiscal 2022, partially offset by a $4.3 million increase in salary-related expenses, which was largely due to increased headcount. General and administrative expense was also impacted by a $2.5 million decrease in third-party consulting fees. These decreases were partially offset by a $4.5 million increase in charitable donations, mainly driven by our contribution of Class A common shares to a donor-advised fund during the second quarter of fiscal 2023 in connection with our Pledge 1% commitment, a $3.3 million increase in software service expense, a $2.8 million increase in insurance expenses, and a $5.5 million aggregate increase in travel costs, bad debt expense, depreciation and amortization, and other tax expense.
Interest Income

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Interest income	$5,496	$1,707	$3,789	222%
Percentage of revenue	1%	—%
Interest income increased by $3.8 million, or 222%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021 as a result of a period-over-period increase in interest rates on marketable securities.
Other Expense, Net

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Other expense, net	$(3,411)	$(4,443)	$1,032	(23)%
Percentage of revenue	(1)%	(1)%

Other expense, net decreased by $1.0 million, or 23%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease was primarily attributable to greater sublease income recognized in the current period.
Provision For Income Taxes

	Six Months Ended July 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Provision for income taxes	$8,879	$3,133	$5,746	183%
Percentage of revenue	2%	1%
Provision for income taxes increased by $5.7 million or 183%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in tax expense was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,723.9 million, and we had an accumulated deficit of $1,738.9 million. During the six months ended July 31, 2022, we reported a net loss of $242.9 million, and net cash used in operations of $76.6 million.
Our future capital requirements will depend on many factors, including our revenue growth rate, our product sales, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of July 31, 2022, we had no outstanding debt under the Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash used in operating activities (1)	$(76,621)	$(23,523)
Net cash (used in) provided by investing activities	$(44,449)	$21,921
Net cash (used in) provided by financing activities	$(37,153)	$1,451,953

(1) Inclusive of:
Payments for employer payroll taxes related to employee equity transactions	$(4,953)	$(9,064)
Net (payments) receipts of employee tax withholdings on stock option exercises	$(5,664)	$4,726
Cash paid for restructuring costs	$(5,196)	$—
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
Net cash used in operating activities for the six months ended July 31, 2022 of $76.6 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including bonuses paid in the first quarter of fiscal 2023. Other cash operating expenditures included payments related to our workforce restructuring, costs for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 28% higher than during the six months ended July 31, 2021.
Net cash used in operating activities for the six months ended July 31, 2021 of $23.5 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including year-end fiscal 2021 sales commissions and bonuses paid in the first quarter of fiscal 2022. Other cash operating expenditures included payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2022 of $44.4 million was driven by $45.6 million in purchases of marketable securities, $29.5 million in cash consideration associated with the acquisition of Re:infer, which is presented net of cash acquired, $16.3 million in capital expenditures, and $0.5 million in other investing outflows. These cash outflows were partially offset by $47.4 million in maturities of marketable securities.
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
Financing Activities
Net cash used in financing activities for the six months ended July 31, 2022 of $37.2 million was primarily driven by payments of tax withholdings on the net settlement of equity awards of $38.7 million, net payments of tax withholdings on sell-to-cover equity award transactions of $10.1 million, and $1.5 million in repurchases of unvested early exercised stock options, partially offset by proceeds from employee stock purchase plan contributions of $8.5 million and proceeds from the exercise of stock options of $4.7 million.
Net cash provided by financing activities for the six months ended July 31, 2021 of $1,452.0 million was primarily driven by $749.8 million in net proceeds from our issuance of Series F convertible preferred stock, $692.4 million in net proceeds from our IPO after deducting underwriting expenses and commissions, net receipts of tax withholdings on sell-to-cover equity award transactions of $9.5 million, proceeds from employee stock purchase plan contributions of $6.9 million, and proceeds from the exercise of stock options of $6.7 million, partially offset by payments of tax withholdings on the net settlement of equity awards of $9.6 million and payments of costs related to our IPO of $3.7 million.
Material Cash Requirements
During the three and six months ended July 31, 2022, we made commitments to purchase $138.1 million of cloud infrastructure services from a third-party vendor and $35.8 million of service credits from third-party alliance partners. See Note 11, Commitments and Contingencies—Non-Cancelable Purchase Obligations, for further details on the timing of our purchase commitments. There were no other significant changes to our material cash requirements during the three and six months ended July 31, 2022 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2022 Form 10-K.
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
Because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31, 2022, we will be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2023. Therefore, as of January 31, 2023, we will no longer qualify as an emerging growth company.
As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
• the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
• compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;
• the requirement that we provide full and more detailed disclosures regarding executive compensation; and
• the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.
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
Interest Rate Risk
As of July 31, 2022, we had $1,607.4 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $116.6 million of marketable securities, consisting of corporate bonds, commercial paper, and municipal bonds. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of July 31, 2022, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the six months ended July 31, 2022.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other expense, net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $22.6 million for the six months ended July 31, 2022. During the six months ended July 31, 2022, approximately 53% of our revenues and approximately 35% of our expenses were denominated in non-U.S. dollar currencies. For the six months ended July 31, 2022 we recognized net foreign currency transaction losses of $2.2 million.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2022.
Changes in Internal Control Over Financial Reporting
During the three and six months ended July 31, 2022, no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the

Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A of the 2022 Form 10-K, except as follows:
Risks Related to Our Business, Products, Operations, and Industry
If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, execute management transitions, or fail to attract qualified personnel to support our business our future growth prospects could be harmed.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our Co-Chief Executive Officer, Co-Founder, and Chairman, as well as our other key employees in the areas of research and development and sales and marketing. Additionally, many members of our management team have been with us for a short period of time, including Chris Weber, our Chief Business Officer, who joined us in April 2022, Robert Enslin, our Co-Chief Executive Officer who joined us in May 2022 and Brigette McGinnis Day, our Chief People Officer, who joined us in August 2022. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
In addition, competition for these personnel is intense, especially for engineers experienced in designing and developing RPA, AI, and machine learning ("ML") applications, and experienced sales professionals. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We completed our initial public offering ("IPO") in April 2021. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired in the past given the recent volatility of our class A common stock and in the public markets. In addition, our recruiting personnel, methodology, and approach has been and may in the future need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers have and may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. As our employees' perception of our equity awards has declined and may decline from time to time due to the lower price of our class A common stock, if the class A common stock continues to experience significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Unfavorable macroeconomic conditions, including those caused by inflation, the Russian military operations and related geopolitical situation in Ukraine, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the macroeconomic environment on us or our customers and potential customers. Negative macroeconomic conditions both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, has and could continue to cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.
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
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.
Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, resignations, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.
Further, to the extent there is a sustained general economic downturn and our software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
We may not be able to successfully manage our growth and, if we are not able to grow efficiently, we may not be able to reach or maintain profitability, and our business, financial condition, and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Actions we may decide to take in the future in our attempt to achieve profitability may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, the expected costs and charges may be greater than forecasted, and the estimated cost savings may be lower than forecasted. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. If we fail to manage our anticipated growth, company personnel transitions and change in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could negatively affect our products, brand and reputation and harm our ability to retain and attract customers and employees.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed. As usage of our platform capabilities grow, we will need to continue to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we have and will continue to need to continue to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Failure of or delay in these continuing efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We have faced and could continue to face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.
We have a history of operating losses and have not been profitable in the past. We may not be able to reach and maintain profitability in the future.
While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.

Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines or significant delays in renewals or purchases of additional licenses by our customers could harm our future operating results.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base, in terms of size, industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, continuing or new delays in renewals due to economic conditions, customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses, cloud automation deployment or adoption issues, customer satisfaction with our products and platform capabilities and customer support, the utility of our platform to cost-effectively integrate with third-party software products, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety, the effects of global economic conditions, including the immediate and longer-term effects of Russia's military operations in Ukraine and the rapidly evolving global sanctions related thereto, or reductions in our customers’ spending on IT solutions or their spending levels generally, perceived security or data privacy risks from the use of our products, changes in regulatory regimes that effect our customers or our ability to sell our products, including changes to sanctions and export control regimes, or the views of the industry and public with regard to our products and RPA products generally, including as a result of increased automation and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.
We have in the past engaged, and may in the future engage, in acquisition and investment activities, which could divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in March 2021, we acquired Cloud Elements Inc. ("Cloud Elements"), a provider of a leading application programming interface integration platform for SaaS application providers and the digital enterprise. In July 2022, we acquired Re:infer, a natural language processing (NLP) company for unstructured documents and communications. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:
•require us to incur charges or assume substantial debt;
•cause adverse tax consequences or unfavorable accounting treatment;

•expose us to claims and disputes by third parties, including intellectual property and privacy claims and disputes;
•not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•cause us to incur liabilities for activities of the acquired company before the acquisition;
•cause us to record impairment charges associated with goodwill and other acquired intangible assets; and
•cause other unforeseen operating difficulties and expenditures.
Moreover, to pay for an acquisition or investment, we would have to use cash, incur debt and/or issue equity securities, each of which may affect our financial condition or the value of our common stock and (in the case of equity financing) could result in dilution to our stockholders.
In addition, a failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. Our limited experience acquiring companies increases these risks. If we are unable to achieve the anticipated strategic benefits of an acquisition or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, our business, operating results and financial condition could suffer.
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
We have issued a baseline ESG report, and are in the process of determining emissions baselines and plan to set corporate goals. Our reports and statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent comparative data from period to period or between UiPath and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the Securities and Exchange Commission and other regulatory agencies to which we may be subject, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Risks Related to Tax and Accounting Matters
We are exposed to fluctuations in currency exchange rates, which negatively affects our results of operations.
While our sales contracts are denominated predominantly in U.S. dollars, we also have sales contracts representing a large portion of our revenue denominated in foreign currencies. Therefore, a significant portion of our revenue has been and continues to be subject to fluctuations due to changes in foreign currency exchange rates. Additionally, for our foreign sales contracts denominated in U.S. dollars, a strengthening of the U.S. dollar has and could continue to increase the real cost of our products and platform capabilities to these customers outside of the United States, which could adversely affect our results of operations.
Further, an increasing portion of our operating expenses are incurred outside the United States. We conduct our business and incur costs in the local currency of most countries in which we operate. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates, or holds assets or liabilities in a currency different from its functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows, and profitability.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
•On July 29, 2022, we issued 300,000 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment.
•On July 29, 2022, we issued 569,741 shares of our Class A common stock in connection with the acquisition of Re:infer; of these Class A shares, 142,439 shares were transferred to the sellers of Re:infer as purchase consideration, and 427,302 shares are to be released to the sellers on the next three anniversaries of the closing date subject to certain employment-related clawback provisions.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The issuance of these securities was made without any general solicitation or advertising.
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
Issuer Purchase of Equity Securities
The following table presents our repurchases of Class A common stock during the three months ended July 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
May 1 – 31	—	$—
June 1 – 30	—	—
July 1 – 31	1,040,262	$18.19
Total	1,040,262	$18.19
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with net settlement of equity awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description
10.1†	Separation and Release of Claims Agreement between UiPath, Inc. and Thomas Hansen, dated April 5, 2022
31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
† Indicates management contract or compensatory plan.
*    Filed herewith.
^    The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: September 8, 2022	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)