Form 10-Q
period 2022-10-31
UiPath, Inc.
filed 2022-12-05
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-40348
___________________________________________
UiPath, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________

Delaware	47-4333187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Vanderbilt Avenue, 60th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 432-0455
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	PATH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 1, 2022, the registrant had 470,382,453 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•the estimated addressable market opportunity for our platform and for automation generally;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	October 31, 2022	January 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,451,152	$1,768,723
Marketable securities	225,605	96,417
Accounts receivable, net of allowance for doubtful accounts of $3,279 and $2,566, respectively	275,935	251,988
Contract assets	91,551	74,831
Deferred contract acquisition costs	40,168	29,926
Prepaid expenses and other current assets	74,834	55,416
Total current assets	2,159,245	2,277,301
Marketable securities, non-current	2,920	19,523
Contract assets, non-current	9,498	2,730
Deferred contract acquisition costs, non-current	113,568	100,224
Property and equipment, net	28,152	17,176
Operating lease right-of-use assets	50,555	48,953
Intangible assets, net	23,993	16,817
Goodwill	83,844	53,564
Deferred tax asset	7,657	10,628
Other assets, non-current	32,252	25,534
Total assets	$2,511,684	$2,572,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,253	$11,515
Accrued expenses and other current liabilities	78,892	87,958
Accrued compensation and employee benefits	98,086	130,673
Deferred revenue	288,412	297,355
Total current liabilities	476,643	527,501
Deferred revenue, non-current	107,633	68,665
Operating lease liabilities, non-current	55,085	49,843
Other liabilities, non-current	12,499	4,524
Total liabilities	651,860	650,533
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized as of October 31, 2022 and January 31, 2022; 0 shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 469,924 and 458,773 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	5	4
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of October 31, 2022 and January 31, 2022; 82,453 shares issued and outstanding as of October 31, 2022 and January 31, 2022	1	1
Additional paid-in capital	3,649,474	3,406,959
Accumulated other comprehensive income	6,953	10,899
Accumulated deficit	(1,796,609)	(1,495,946)
Total stockholders’ equity	1,859,824	1,921,917
Total liabilities and stockholders’ equity	$2,511,684	$2,572,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Licenses	$118,175	$111,608	$338,875	$307,371
Subscription services	130,159	97,963	370,309	265,924
Professional services and other	14,410	11,245	40,848	29,259
Total revenue	262,744	220,816	750,032	602,554
Cost of revenue:
Licenses	3,208	2,626	7,915	7,514
Subscription services	20,578	15,659	63,949	42,076
Professional services and other	18,982	24,815	60,496	78,114
Total cost of revenue	42,768	43,100	132,360	127,704
Gross profit	219,976	177,716	617,672	474,850
Operating expenses:
Sales and marketing	156,469	172,906	527,798	522,925
Research and development	67,341	61,559	203,880	212,245
General and administrative	63,157	59,498	189,130	189,747
Total operating expenses	286,967	293,963	920,808	924,917
Operating loss	(66,991)	(116,247)	(303,136)	(450,067)
Interest income	9,561	899	15,057	2,606
Other income (expense), net	888	(4,300)	(2,523)	(8,743)
Loss before income taxes	(56,542)	(119,648)	(290,602)	(456,204)
Provision for income taxes	1,182	3,139	10,061	6,272
Net loss	$(57,724)	$(122,787)	$(300,663)	$(462,476)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.23)	$(0.55)	$(1.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	550,164	531,718	546,087	426,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(57,724)	$(122,787)	$(300,663)	$(462,476)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale marketable securities, net	(324)	(81)	(625)	(72)
Foreign currency translation adjustments	(3,873)	8,510	(3,321)	16,424
Other comprehensive (loss) income, net	(4,197)	8,429	(3,946)	16,352
Comprehensive loss	$(61,921)	$(114,358)	$(304,609)	$(446,124)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	—	$—	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	—	—	1,283	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	—	—	3,499	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(1,125)	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation	—	—	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	—	$—	462,430	$4	82,453	$1	$3,488,255	$10,441	$(1,618,507)	$1,880,194
Issuance of common stock upon exercise of stock options	—	—	1,418	—	—	—	1,878	—	—	1,878
Issuance of common stock upon settlement of restricted stock units	—	—	3,183	1	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	—	—	(1,040)	—	—	—	(18,922)	—	—	(18,922)
Charitable donation of Class A common stock	—	—	300	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	—	—	570	—	—	—	2,965	—	—	2,965
Issuance of common stock under employee stock purchase plan	—	—	578	—	—	—	9,070	—	—	9,070
Repurchase of unvested early exercised stock options	—	—	(441)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	88,533	—	—	88,533
Other comprehensive income, net of tax	—	—	—	—	—	—	—	709	—	709
Net loss	—	—	—	—	—	—	—	—	(120,378)	(120,378)
Balance as of July 31, 2022	—	$—	466,998	$5	82,453	$1	$3,577,278	$11,150	$(1,738,885)	$1,849,549
Issuance of common stock upon exercise of stock options	—	—	1,087	—	—	—	2,889	—	—	2,889
Issuance of common stock upon settlement of restricted stock units	—	—	2,790	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(951)	—	—	—	(11,998)	—	—	(11,998)
Stock-based compensation	—	—	—	—	—	—	81,305	—	—	81,305
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,197)	—	(4,197)
Net loss	—	—	—	—	—	—	—	—	(57,724)	(57,724)
Balance as of October 31, 2022	—	$—	469,924	$5	82,453	$1	$3,649,474	$6,953	$(1,796,609)	$1,859,824

	Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	30,446	—	—	30,446
Issuance of common stock upon exercise of stock options	—	—	1,881	—	—	—	3,114	—	—	3,114
Vesting of early exercised stock options	—	—	—	—	—	—	1,646	—	—	1,646
Issuance of common stock upon settlement of restricted stock units	—	—	389	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(164)	—	—	—	(9,218)	—	—	(9,218)
Stock-based compensation	—	—	—	—	—	—	252,986	—	—	252,986
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,227	—	4,227
Net loss	—	—	—	—	—	—	—	—	(239,663)	(239,663)
Balance as of April 30, 2021	—	$—	425,326	$4	82,453	$1	$3,117,853	$(8,294)	$(1,210,023)	$1,899,541
Shares issued as consideration for business acquisition	—	—	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	—	—	2,993	—	—	—	3,537	—	—	3,537
Vesting of early exercised stock options	—	—	—	—	—	—	615	—	—	615
Issuance of common stock upon settlement of restricted stock units	—	—	2,492	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(18)	—	—	—	(1,175)	—	—	(1,175)
Stock-based compensation	—	—	—	—	—	—	92,744	—	—	92,744
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	—	—	(100,026)	(100,026)
Balance as of July 31, 2021	—	$—	430,793	$4	82,453	$1	$3,213,595	$(4,598)	$(1,310,049)	$1,898,953
Issuance of common stock upon exercise of stock options	—	—	2,848	—	—	—	3,209	—	—	3,209
Vesting of early exercised stock options	—	—	—	—	—	—	462	—	—	462
Issuance of common stock upon settlement of restricted stock units	—	—	8,720	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(4)	—	—	—	(199)	—	—	(199)
Stock-based compensation	—	—	—	—	—	—	95,338	—	—	95,338
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,429	—	8,429
Net loss	—	—	—	—	—	—	—	—	(122,787)	(122,787)
Balance as of October 31, 2021	—	$—	442,357	$4	82,453	$1	$3,312,405	$3,831	$(1,432,836)	$1,883,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(300,663)	$(462,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,993	10,697
Amortization of deferred contract acquisition costs	37,967	19,904
Net amortization of premium on marketable securities	501	1,391
Stock-based compensation expense	270,797	438,551
Charitable donation of Class A common stock	5,499	—
Amortization of operating lease right-of-use assets	8,555	6,013
Provision for deferred income taxes	1,171	(357)
Abandonment and impairment charges	2,881	—
Other non-cash (credits) charges, net (1)	(1,714)	1,599
Changes in operating assets and liabilities:
Accounts receivable	(33,449)	(27,028)
Contract assets	(27,735)	(29,994)
Deferred contract acquisition costs	(69,657)	(80,720)
Prepaid expenses and other assets	(27,361)	(2,295)
Accounts payable	2,414	17,549
Accrued expense and other liabilities	(13,785)	17,756
Accrued compensation and employee benefits	(26,096)	(822)
Operating lease liabilities, net	(488)	(5,261)
Deferred revenue	54,232	46,544
Net cash used in operating activities	(103,938)	(48,949)
Cash flows from investing activities
Purchases of marketable securities	(204,311)	(161,214)
Sales of marketable securities	—	89,383
Maturities of marketable securities	93,298	58,109
Purchases of property and equipment	(21,614)	(5,719)
Capitalization of software development costs	—	(2,950)
Payments related to business acquisitions, net of cash acquired	(29,542)	(5,498)
Other investing, net	(507)	(1,231)
Net cash used in investing activities	(162,676)	(29,120)
Cash flows from financing activities
Proceeds from exercise of stock options	7,605	9,687
Payments of tax withholdings on net settlement of equity awards	(53,300)	(10,300)
Net (payments) receipts of tax withholdings on sell-to-cover equity award transactions	(10,132)	20,418
Proceeds from employee stock purchase plan contributions	13,525	13,766
Repurchase of unvested early exercised stock options	(1,493)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	692,369
Payments of initial public offering costs	—	(3,734)
Proceeds from issuance of convertible preferred stock	—	750,000
Payments of issuance costs for convertible preferred stock	—	(164)
Net cash (used in) provided by financing activities	(43,795)	1,472,042
Effect of exchange rate changes	(7,162)	11,254
Net (decrease) increase in cash, cash equivalents and restricted cash	(317,571)	1,405,227
Cash, cash equivalents, and restricted cash - beginning of period	1,768,723	371,190
Cash, cash equivalents, and restricted cash - end of period	$1,451,152	$1,776,417
Supplemental disclosure of cash flow information
Cash paid for interest	$720	$512
Cash paid for income taxes	19,060	6,680
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized for software development	$—	$4,487
Value of shares issued in payment of business acquisitions	2,965	30,467
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	1,355	2,723
Payable for marketable securities purchase	2,894	—
Deferred payments related to business acquisitions	11,433	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	2,517	445

(1) Prior period amounts have been combined to conform to current presentation
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was founded in Bucharest, Romania in 2005, was incorporated in Delaware in June 2015, and is headquartered in New York, New York. We offer an end-to-end automation platform which provides a range of robotic process automation (“RPA”) solutions via a suite of interrelated software offerings that allow our customers to discover automation opportunities and to build, manage, run, engage, measure, and govern automations across departments within an organization.
We derive revenue primarily from the sale of: (1) software licenses for use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., software as a service, or "SaaS"); (3) hybrid solutions (which are comprised of three types of performance obligations: term license, maintenance and support, and SaaS); and (4) professional services.
We have legal presence in 32 countries, with our principal operations in the United States, Romania, and Japan.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the nine months ended October 31, 2022.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of our financial information. The unaudited condensed consolidated financial statements include the financial statements of UiPath, Inc. and its wholly owned subsidiaries in which we hold a controlling financial interest. Intercompany transactions and accounts have been eliminated in consolidation.
The results of operations for the nine months ended October 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2023, for example, refer to the fiscal year ending January 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, revenue recognition, estimated expected benefit period for deferred contract acquisition costs, allowance for doubtful accounts, fair value of financial assets, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to our initial public offering ("IPO"), timing and amount of contingencies, costs related to our restructuring actions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended October 31, 2022 and 2021, we recognized transaction losses of $0.4 million and $6.5 million, respectively. For the nine months ended October 31, 2022 and 2021, we recognized transaction losses of $2.6 million and $11.7 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 31, 2022 and January 31, 2022, 99% and 96%, respectively, of our cash and cash equivalents were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and nine months ended October 31, 2022 and 2021, no single customer accounted for 10% or more of our total revenue. As of October 31, 2022, one customer accounted for 11% of our accounts receivable. As of January 31, 2022, no single customer accounted for 10% or more of our accounts receivable.
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
Beginning in the fourth quarter of fiscal 2022, we began to broadly market on-premises versions of certain of our SaaS products, thereby establishing a pattern of marketing internal-use software and a rebuttable presumption that we intend to market any SaaS products we develop. As a result, our ongoing and future SaaS projects must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, which is discussed below under Software Development Costs.
Prior to the fourth quarter of fiscal 2022, costs incurred to develop our SaaS products were capitalized and amortized on a straight-line basis over the product’s estimated useful life of five years; amortization is included in cost of subscription services revenue on the condensed consolidated statements of operations. Capitalized costs included salaries, benefits, and stock-based compensation charges for employees that were directly involved in developing our SaaS products.
These capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. Gross capitalized internal-use software development costs were $7.8 million and $10.1 million as of October 31, 2022 and January 31, 2022, respectively. Related amortization expense was $0.3 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively. Related amortization expense was $1.0 million and $0.8 million for the nine months ended October 31, 2022 and 2021, respectively. Accumulated amortization was $2.6 million and $1.7 million as of October 31, 2022 and January 31, 2022, respectively.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the condensed consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $2.1 million and $2.3 million as of October 31, 2022 and January 31, 2022, respectively, and are recorded in other assets, non-current on our condensed consolidated balance sheets. Related amortization expense was $0.1 million and $0.2 million for the

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
three months ended October 31, 2022 and 2021, respectively. Related amortization expense was $0.5 million and $0.6 million for the nine months ended October 31, 2022 and 2021, respectively. Accumulated amortization was $1.7 million and $1.2 million as of October 31, 2022 and January 31, 2022, respectively.
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. This guidance requires that all costs incurred to establish technological feasibility be expensed as they are incurred. Technological feasibility is established when the working model is complete. Production costs incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product by product basis. Capitalized costs are included in other assets, non-current on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and are included in cost of licenses revenue or cost of subscription services revenue in the condensed consolidated statements of operations, based on the nature of the underlying product. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Gross capitalized software development costs were $4.1 million and $4.3 million as of October 31, 2022 and January 31, 2022, respectively. Amortization expense was $0.2 million and $0.1 million for the three months ended October 31, 2022 and 2021, respectively. Related amortization expense was $0.6 million and $0.4 million for the nine months ended October 31, 2022 and 2021, respectively. Accumulated amortization was $1.8 million and $1.2 million as of October 31, 2022 and January 31, 2022, respectively. During the nine months ended October 31, 2022, software development costs incurred during the time period between establishment of technological feasibility and general release were not material and accordingly were expensed as incurred.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Recently Adopted Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act (the “JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions associated with (1) intraperiod tax allocations, (2) recognition of deferred tax liabilities for equity method investments of foreign subsidiaries, and (3) the calculation of income taxes in an interim period when in a loss position within the framework of ASC 740. ASU No. 2019-12 also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for us for the current annual period and for interim periods in fiscal 2024. The adoption will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions, and reasonable and supportable forecasts. For trade receivables, contract assets, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. ASU No. 2016-13 will be effective for us beginning February 1, 2023. We plan to adopt the guidance on a modified retrospective basis and do not expect the adoption to have a material impact on our consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended October 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$147,312	56%	$111,302	50%
Europe, Middle East, and Africa	65,880	25%	63,333	29%
Asia-Pacific (2)	49,552	19%	46,181	21%
Total revenue	$262,744	100%	$220,816	100%
(1)Revenue from the United States represented 52% and 44% of our total revenues for the three months ended October 31, 2022 and 2021, respectively.
(2)Revenue from Japan represented 7% and 9% of our total revenues for the three months ended October 31, 2022 and 2021, respectively.

	Nine Months Ended October 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$382,440	51%	$285,194	47%
Europe, Middle East, and Africa	205,004	27%	173,822	29%
Asia-Pacific (2)	162,588	22%	143,538	24%
Total revenue	$750,032	100%	$602,554	100%
(1)Revenue from the United States represented 47% and 42% of our total revenues for the nine months ended October 31, 2022 and 2021, respectively.
(2)Revenue from Japan represented 10% and 12% of our total revenues for the nine months ended October 31, 2022 and 2021, respectively.
Deferred Revenue
During the nine months ended October 31, 2022 and 2021, we recognized $268.8 million and $179.3 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of October 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $759.1 million, which consists of $396.0 million of billed consideration and $363.1 million of unbilled consideration. We expect to recognize 58% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $16.1 million and $8.9 million for the three months ended October 31, 2022 and 2021, respectively, and $38.0 million and $19.9 million for the nine months ended October 31, 2022 and 2021, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$50,288	$—	$—	$50,288
Treasury bills (1)	107,722	—	(223)	107,499
Corporate bonds	56,701	—	(501)	56,200
Municipal and agency bonds	14,730	—	(192)	14,538
Total marketable securities	$229,441	$—	$(916)	$228,525
(1) Additional treasury bills with amortized cost of $89.7 million and estimated fair value of $89.6 million are included in cash and cash equivalents due to their original maturities of three months or less.

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,343	$—	$—	$15,343
Corporate bonds	91,735	—	(303)	91,432
Municipal and agency bonds	9,197	—	(32)	9,165
Total marketable securities	$116,275	$—	$(335)	$115,940
As of October 31, 2022 and January 31, 2022, respectively $2.9 million and $19.5 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year. To determine whether any decline in the fair value of our marketable securities is other-than temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. Based on available evidence, we concluded that the gross unrealized losses on our marketable securities as of October 31, 2022 and January 31, 2022 are temporary in nature.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of October 31, 2022 and January 31, 2022 (in thousands):

	As of October 31, 2022
	Level 1	Level 2	Total
Financial assets:
Money market	$411,906	$—	$411,906
Treasury bills	89,611	—	89,611
Total cash equivalents	501,517	—	501,517
Commercial paper	—	50,288	50,288
Treasury bills	107,499	—	107,499
Corporate bonds	—	56,200	56,200
Municipal and agency bonds	—	14,538	14,538
Total marketable securities	107,499	121,026	228,525
Total	$609,016	$121,026	$730,042

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2022
	Level 1	Level 2	Total
Financial assets:
Money market	$1,056,555	$—	$1,056,555
Total cash equivalents	1,056,555	—	1,056,555
Commercial paper	—	15,343	15,343
Corporate bonds	—	91,432	91,432
Municipal and agency bonds	—	9,165	9,165
Total marketable securities	—	115,940	115,940
Total	$1,056,555	$115,940	$1,172,495
Our money market funds and treasury bills are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal and agency bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of October 31, 2022 or January 31, 2022.
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
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following:

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note to be paid on first anniversary of closing (included in accrued expenses and other current liabilities)	5,863
Loan note to be paid on second anniversary of closing (included in other liabilities, non-current)	5,570
Working capital adjustment	66
Total	$44,581
At closing, we also issued an additional 0.4 million shares of Class A common stock that will be released to sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to certain employment-related clawback provisions. The aggregate fair value of these shares totaled $7.6 million and will be expensed as compensation for post-acquisition services over the three years following the acquisition date.
During the nine months ended October 31, 2022, we incurred transaction costs in connection with the Re:infer acquisition of $1.1 million, which are included in general and administrative expenses in the condensed consolidated statements of operations.
The Re:infer acquisition was accounted for as a business combination. The purchase price has been allocated to identifiable intangible assets of $13.1 million (consisting of developed technology with a fair value of $10.0 million and estimated useful life of five years and customer relationships with a fair value of $3.1 million and estimated useful life of three years), deferred tax liabilities of $3.2 million (included in other liabilities, non-current on the condensed consolidated balance sheet), other net tangible assets of $0.3 million, and goodwill of $34.4 million

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
representing expected synergies and acquired skilled workforce. None of this goodwill is deductible for tax purposes.
Cloud Elements
On March 19, 2021, we acquired all of the outstanding capital stock of Cloud Elements Inc. ("Cloud Elements"), provider of an application programming interface ("API") integration platform for SaaS application providers. The total purchase consideration was $36.1 million, consisting of $5.7 million in cash and $30.4 million in fair value of common stock.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of October 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$26,950	$(9,067)	$17,883	3.8
Customer relationships	7,941	(2,897)	5,044	2.2
Trade names and trademarks	267	(219)	48	1.4
Other intangibles	1,231	(213)	1,018	7.8
Total	$36,389	$(12,396)	$23,993
Acquired intangible assets, net consisted of the following as of January 31, 2022 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$18,627	$(6,584)	$12,043	3.4
Customer relationships	5,010	(1,479)	3,531	2.2
Trade names and trademarks	274	(185)	89	1.9
Other intangibles	1,231	(77)	1,154	8.3
Total	$25,142	$(8,325)	$16,817
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, customer relationships in sales and marketing expense, trade names and trademarks in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended October 31, 2022 and 2021 was $2.1 million and $1.4 million, respectively. Amortization of acquired intangible assets for the nine months ended October 31, 2022 and 2021 was $4.8 million and $3.7 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Expected future amortization expense related to intangible assets was as follows as of October 31, 2022 (in thousands):

Amount
Remainder of year ending January 31, 2023	$2,044
Year ending January 31,
2024	8,174
2025	6,263
2026	3,873
2027	2,264
Thereafter	1,375
Total	$23,993
Goodwill
Changes in the carrying amount of goodwill during the nine months ended October 31, 2022 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2022	$53,564
Acquisition of Re:infer	34,351
Effect of foreign currency translation	(4,071)
Balance as of October 31, 2022	$83,844
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 15 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.
Lease costs are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$3,060	$2,433	$8,555	$6,013
Short-term lease cost	1,509	1,133	4,552	2,989
Variable lease cost	362	139	885	413
Sublease income (1)	(532)	—	(1,597)	—
Total	$4,399	$3,705	$12,395	$9,415
(1) Included in other income (expense), net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	October 31, 2022	January 31, 2022
Weighted-average remaining lease term (years)	12.4	13.7
Weighted-average discount rate	6.7%	6.5%

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future undiscounted lease payments for our operating lease liabilities as of October 31, 2022 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2023	$1,405
Year ending January 31,
2024	11,755
2025	9,023
2026	6,902
2027	6,591
Thereafter	55,656
Total operating lease payments	91,332
Less: imputed interest	(29,839)
Total operating lease liabilities	$61,493
As of October 31, 2022, we had non-cancellable commitments in the amount of $1.9 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $6.4 million and $1.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively.
Supplemental cash flow information related to leases for the three and nine months ended October 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,721	$1,606	$5,278	$5,457
Operating lease ROU assets obtained in exchange for new operating lease liabilities	5,769	33,492	8,659	35,082
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Prepaid expenses	$31,210	$29,451
Value-added taxes receivable	3,619	3,313
Other receivables	23,590	6,762
Supplier advances and prepaid service credits	16,415	15,890
Prepaid expenses and other current assets	$74,834	$55,416

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Computers and equipment	$26,627	$22,478
Leasehold improvements	16,844	9,338
Furniture and fixtures	5,664	4,875
Construction in progress	3,996	2,552
Property and equipment, gross	53,131	39,243
Less: accumulated depreciation	(24,979)	(22,067)
Property and equipment, net	$28,152	$17,176
Depreciation expense for the three months ended October 31, 2022 and 2021 was $2.2 million and $1.7 million, respectively. Depreciation expense for the nine months ended October 31, 2022 and 2021 was $6.0 million and $5.2 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Accrued expenses	$21,873	$21,736
Withholding tax from employee equity transactions	2,529	16,618
Employee stock purchase plan withholdings	8,365	4,302
Payroll taxes and other benefits payable	6,684	7,016
Income tax payable	13,309	18,210
Value-added taxes payable	3,808	9,327
Operating lease liabilities, current	6,408	1,552
Other	15,916	9,197
Accrued expenses and other current liabilities	$78,892	$87,958
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
As of October 31, 2022 and January 31, 2022, there were no amounts outstanding under the Credit Facility.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Commitments and Contingencies
Letters of Credit
We had a total of $5.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of October 31, 2022 and January 31, 2022. These letters of credit renew annually and expire on various dates through fiscal year 2024.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of October 31, 2022 and January 31, 2022, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Restructuring
On June 24, 2022, our board of directors approved restructuring actions to manage our operating expenses by reducing our global workforce by approximately 5%. The workforce reduction aimed to simplify our go-to-market approach starting with an alignment expected to result in better market segmentation, higher sales productivity, and best-in-class customer experience and outcomes. In connection with these workforce reductions, we also ceased use of our office in Brooklyn, NY. For the nine months ended October 31, 2022, we incurred $13.1 million of expense related to our restructuring actions, of which $12.0 million relates to employee termination benefits and $1.1 million relates to lease abandonment costs.
The following table shows the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of October 31, 2022 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2022	$—
Restructuring costs incurred during the nine months ended October 31, 2022	12,038
Amount paid during the nine months ended October 31, 2022	(11,438)
Accrued restructuring costs as of October 31, 2022	$600

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The following table shows the total restructuring costs incurred during the nine months ended October 31, 2022 (in thousands):

	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs
Cost of subscription services revenue	$40	$97	$137
Cost of professional services and other revenue	205	115	320
Sales and marketing	10,758	485	11,243
Research and development	—	43	43
General and administrative	1,035	347	1,382
Total	$12,038	$1,087	$13,125
On November 10, 2022, our board of directors approved further restructuring actions that are expected to reduce our global workforce across functions by an additional 6%. We expect to substantially complete these actions and recognize related restructuring costs, consisting predominantly of employee termination benefits and contractual changes, by the end of fiscal 2023.
Defined Contribution Plans
We sponsor defined contribution plans for qualifying employees, including a 401(k) Plan in the United States to which we make matching contributions of 50% of participating employee contributions. Our total matching contribution to the 401(k) Plan was $1.7 million and $1.4 million for the three months ended October 31, 2022 and 2021, respectively, and $8.3 million and $6.1 million for the nine months ended October 31, 2022 and 2021, respectively.
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
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services and software products and services. During the nine months ended October 31, 2022, we made commitments to purchase $138.1 million of cloud infrastructure services from a third-party vendor and

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
$82.5 million of service credits toward professional services from third-party alliance partners, which together constitute the majority of the increase in our non-cancelable purchase commitments during the period.
As of October 31, 2022, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2023	$45,817
Year ending January 31,
2024	94,057
2025	75,896
2026	37,876
2027	4,726
Thereafter	—
Total	$258,372
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
No convertible preferred stock was outstanding as of October 31, 2022 and January 31, 2022, respectively.
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
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. During the nine months ended October 31, 2022, we contributed 0.3 million shares of our Class A common stock to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair value of the shares on the contribution date of $5.5 million was recorded within general and administrative expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss)
For the nine months ended October 31, 2022 and 2021, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive loss, net of tax	(3,321)	(625)	(3,946)
Balance as of October 31, 2022	$7,913	$(960)	$6,953

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2021	$(12,504)	$(17)	$(12,521)
Other comprehensive income (loss), net of tax	16,424	(72)	16,352
Balance as of October 31, 2021	$3,920	$(89)	$3,831
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Stock Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards, and other forms of awards. As of October 31, 2022, we have reserved 145.9 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of October 31, 2022, the ESPP authorizes the issuance of 15.9 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (1) 85% of the fair market value of our Class A common stock as of the commencement of each offering period, and (2) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the nine months ended October 31, 2022 was as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	14,544	$1.64	7.6	$507,419
Granted	4,727	$7.02
Exercised	(3,788)	$1.97
Forfeited	(818)	$3.17
Outstanding as of October 31, 2022	14,665	$3.21	7.8	$144,761

Vested and exercisable as of October 31, 2022	6,854	$1.56	6.2	$75,985
The weighted-average grant date fair value of stock options granted during the nine months ended October 31, 2022 was $12.17 per share. The intrinsic value of stock options exercised during the nine months ended October 31, 2022 was $72.4 million
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of October 31, 2022, was $135.5 million, which is to be recognized over a weighted-average remaining period of 2.9 years.
Early Exercised Options
Certain stock option holders have the right to early exercise unvested options, subject to a repurchase right held by us at the original exercise price in the event of voluntary or involuntary termination of employment of the option holders. During the nine months ended October 31, 2022, we repurchased 0.4 million unvested early exercised options in the amount of $1.5 million.
Cash proceeds associated with early exercised options are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our condensed consolidated balance sheets, depending upon the future vesting dates of the associated options. Such accrued amounts were not material and $2.8 million as of October 31, 2022 and January 31, 2022, respectively. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2022 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	27,515	$35.35
Granted	26,182	$16.16
Vested (1)	(9,479)	$29.32
Forfeited	(5,416)	$35.19
Unvested as of October 31, 2022	38,802	$23.74
(1) Class A common stock has not been issued in connection with 6 vested RSUs because such RSUs were unsettled as of October 31, 2022.
The vesting date fair value of RSUs that vested during the nine months ended October 31, 2022 was $173.9 million.

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
As of October 31, 2022, total unrecognized compensation expense related to unvested RSUs was approximately $782.8 million, which is to be recognized over a weighted-average remaining period of 2.9 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of October 31, 2022, total unrecognized compensation expense related to unvested RSAs was $1.9 million and will be recognized over the remaining vesting period of 1.9 years.
Employee Stock Purchase Plan Awards
During the nine months ended October 31, 2022, 0.6 million shares were purchased under the ESPP at $15.68 per share. No shares were purchased under the ESPP during the nine months ended October 31, 2021. As of October 31, 2022, total unrecognized compensation expense related to the ESPP was approximately $1.2 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) that will be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of October 31, 2022, total unrecognized compensation expense related to these shares was $7.0 million, which is to be recognized over a weighted-average remaining period of 2.8 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of subscription services revenue	$2,844	$2,045	$8,901	$9,916
Cost of professional services and other revenue	2,557	4,305	8,959	27,140
Sales and marketing	30,763	41,823	117,410	202,122
Research and development	23,435	24,866	73,559	114,460
General and administrative	21,492	22,064	61,968	84,913
Total	$81,091	$95,103	$270,797	$438,551
There was no capitalized stock-based compensation relating to software development costs for the three and nine months ended October 31, 2022. The expense presented in the above table is net of capitalized stock-based compensation relating to software development costs of $2.2 million and $4.5 million for the three and nine months ended October 31, 2021, respectively.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions and certain book-tax differences.
We had a provision for income taxes of $1.2 million and $3.1 million for the three months ended October 31, 2022 and 2021, respectively. Our effective tax rate was (2.1%) and (2.6%) for the three months ended October 31, 2022 and 2021, respectively. For the three months ended October 31, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
We had a provision for income taxes of $10.1 million and $6.3 million for the nine months ended October 31, 2022 and 2021, respectively. Our effective tax rate was (3.5%) and (1.4%) for the nine months ended October 31, 2022 and 2021, respectively. For the nine months ended October 31, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended October 31, 2022, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against the U.S., Romania, and the U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of October 31, 2022, there is no valuation allowance recorded against DTAs associated with Japan, as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of October 31, 2022, we had gross unrecognized tax benefits totaling $3.4 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.7 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of UiPath, Inc. and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended October 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(49,073)	$(8,651)	$(103,747)	$(19,040)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	467,711	82,453	449,265	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.23)	$(0.23)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine Months Ended October 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(255,266)	$(45,397)	$(364,403)	$(98,073)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	463,634	82,453	336,301	90,510
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.55)	$(1.08)	$(1.08)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended October 31,
	2022		2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	—
Unvested RSUs	31,022	—	19,491	—
Outstanding stock options	13,812	—	17,308	—
Shares subject to repurchase from RSAs and early exercised stock options	104	—	1,260	—
Shares issuable under ESPP	936	—	422	—
Returnable shares issued in connection with business acquisition	427	—	—	—
Total	46,301	—	38,481	—

	Nine Months Ended October 31,
	2022		2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	90,936	—
Unvested RSUs	29,307	—	24,917	—
Outstanding stock options	13,913	—	19,664	—
Shares subject to repurchase from RSAs and early exercised stock options	355	—	1,729	—
Shares issuable under ESPP	851	—	270	—
Returnable shares issued in connection with business acquisition	149	—	—	—
Total	44,575	—	137,516	—
16. Related Party Transactions
Since the third quarter of fiscal 2022, we have made use of an aircraft owned by Daniel Dines, our Co-Chief Executive Officer, through a special purpose limited liability company in which we have a variable interest. The aircraft is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs. In connection with our business use of the aircraft, we incurred no expenses for the three months ended October 31, 2022 and $1.9 million of expenses for the nine months ended October 31, 2022.

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
Our platform is designed to interact with and automate processes across a company’s existing enterprise stack. As a result, our customers can leverage the power of our platform without the need to replace or change existing business applications and with lower overall IT infrastructure cost. Our platform is purpose-built to be used by employees across an organization and enables them quickly build automations for both existing and new processes. Employees can seamlessly maintain and scale automations across multiple deployment options, constantly improve and evolve automations, and continuously track and measure the performance of automations, all without substantial technical experience.
At the core of our automation platform is a set of capabilities that emulates human behavior, which provides our customers with the ability to automate both simple and complex use cases. Automations on our platform can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability of our platform across departments within an organization. Society is at a turning point in how organizations execute work, and we believe the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities, particularly in the current market. While we are still in the early days of a multi-year journey to the fully automated enterprise, momentum is growing as organizations across the world begin to understand the transformational benefits of automation.
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

We provide a comprehensive range of automation solutions via a suite of interrelated software offerings. We generate revenue from the sale of licenses for our proprietary software, maintenance and support for our software, right to access certain products that are hosted by us (i.e., software as a service, or SaaS), and other services, including professional services. Our license fees are based primarily on the number of users who access our software and the number of automations deployed. Our license agreements generally have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Additionally, we provide maintenance and support for our software as well as non-recurring professional services to facilitate the adoption of our platform. Our professional services complement the capabilities of our customers and of our partners as they improve customers’ time-to-market and optimize business outcomes using our platform. Our non-recurring professional services include use case development and deployment, solutions architecting, implementation consulting, and training.
As of October 31, 2022, we had more than 10,600 customers. Many of our customers expand the scope and size of use cases of our platform across their organizations as they quickly realize the power of our platform. We believe that the success of our land-and-expand business model is centered on our ability to deliver significant positive business outcomes in a very short time. We grow with our customers as they identify and expand the number of business processes to automate, which increases the number of robots deployed and the number of users interacting with our robots.
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
We generated revenue of $262.7 million and $220.8 million, representing a growth rate of 19%, and incurred a net loss of $57.7 million and $122.8 million in the three months ended October 31, 2022 and 2021, respectively. We generated revenue of $750.0 million and $602.6 million, representing a growth rate of 24%, and incurred a net loss of $300.7 million and $462.5 million in the nine months ended October 31, 2022 and 2021, respectively. Our operating cash flows were $(103.9) million and $(48.9) million for the nine months ended October 31, 2022 and 2021, respectively.
Impact of COVID-19
When the COVID-19 pandemic began to unfold, we took decisive action across our internal and customer operations to ensure the resilience of our company and the safety of our employees. We temporarily shut down all offices and offered our employees technology stipends to encourage remote working, postponed most of our physical conferences and other customer and promotional events, implemented global travel restrictions, reduced headcount and expenses related to event marketing, and engaged in other discretionary cost-saving measures. We have now reopened offices and are again holding in-person meetings and events. We plan to continue to comply with applicable government orders and public health guidelines as needed. The majority of our employees continue to work remotely, many on a hybrid basis. We have a distributed workforce and our employees are accustomed to remote work. Our operational rigor, digital infrastructure, and global footprint have enabled us to support our customers navigating new challenges presented by the pandemic and existing needs to automate. Global demand for automation continues as automation becomes more critical for business execution and performance in a remote working environment, and we have continued to invest in the development and marketing of our automation platform to meet that demand. For further information, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
The Macroeconomic Environment and Foreign Currency Fluctuations
Macroeconomic factors have affected our business and our customers’ businesses. Globally, we price our platform in local currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations. If such foreign exchange volatility continues, our near-term results and our ability to predict our future results may be impacted.

Fiscal 2023 Restructuring Actions
On June 24, 2022, our board of directors approved restructuring actions to manage our operating expenses. These actions included an overall reduction of approximately 5% of our global workforce, aimed at simplifying our go-to-market approach to improve market segmentation, increase sales productivity, and provide best-in-class customer experience and outcomes. On November 10, 2022, our board of directors approved further restructuring actions, including an additional 6% workforce reduction to further support our strategic positioning to drive increased execution velocity, operational efficiency, and customer centricity. Refer to Note 11, Commitments and Contingencies—Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Key Performance Metric
We monitor annualized renewal run rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is a key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in their subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific bad debt or disputed amounts. At October 31, 2022 and 2021, our ARR was $1,110.1 million and $818.4 million, respectively, representing a growth rate of 36%. Approximately 25% of this growth rate was due to new customers and approximately 75% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 126% and 143% as of October 31, 2022 and 2021, respectively. We calculate dollar-based net retention rate as of a period end by starting with ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, future revenue can be impacted by contract start and end dates, duration, and renewal rates. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. ARR does not include invoiced amounts that are or will be reported as perpetual licenses or professional services revenue in our condensed consolidated statements of operations. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry” included in the 2022 Form 10-K.

A summary of ARR-related data at October 31, 2022 and 2021 is as follows:

	At October 31,
	2022	2021
	(dollars in thousands)
ARR	$1,110,077	$818,406
Incremental ARR (1)	291,671	300,002

Customers with ARR greater than $1 million:
Number of customers	201	135
Percent of current period revenue	41%	41%
Customers with ARR greater than $100 thousand:
Number of customers	1,711	1,363
Percent of current period revenue	77%	77%

Dollar-based net retention rate	126%	143%
(1) For the twelve months ended October 31, 2022 and 2021, respectively
Key Factors Affecting Our Performance
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
Expanding Within Our Existing Customer Base
Our customer base represents a significant opportunity for further sales expansion. We had over 10,600 and over 9,600 customers as of October 31, 2022 and 2021, respectively. We employ a land-and-expand business model centered around helping customers realize business outcomes such as revenue growth, transformed cost structures, efficiency, and speed. We believe there is significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:
•deploy more robots across different departments;
•provide more employees with their own robot assistants;
•increase adoption of platform; and
•expand use cases for automation in the enterprise to drive increased usage of robots and capacity consumption of our various products.
Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they find new use cases for our platform and their employees increasingly interact with and gain confidence in working with robots. The power of our land-and-expand model is evidenced by our dollar-based net retention rate and our customers exceeding significant ARR thresholds, described in the section titled "Key Performance Metric."
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
Driving Preference and Share of System Integrators, Value-Added Resellers, and Business Consultants Selling the Value Propositions and Capabilities of Digital Transformation
We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills in our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of systems integrators, value-added resellers, business consultants, technology partners, and public cloud vendors. Our partner network includes, among others, Accenture LLP, Capgemini SE, CGI Inc., Cognizant Technology Solutions Corporation, Deloitte, EY, HCL Technologies, Infosys Limited, PwC, and Tata Consultancy Services Limited. We provide a tiering recognition through Diamond, Gold, Silver, and Registered levels for partners that meet competency requirements and deliver and maintain a tiered number of satisfied customers. In May 2020, we launched the UiPath Services Network program to recognize an elite network of partners accredited with advanced delivery skills. We also offer a professional services capability that augments our partners’ efforts where necessary. Our ability to grow our partnership base depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners. Further, we form strategic alliances, under which we license our software to a third-party alliance partner and contemporaneously agree to partner together to drive future sales of our products to customers as the third-party alliance partners create or expand their RPA managed service solutions. We are focused on maintaining and growing our ecosystem of partners to continue to expand our market presence and drive greater sales efficiencies.
Sustaining Innovation and Automation Leadership
Our success is dependent on our ability to sustain innovation and automation leadership in order to maintain our competitive advantage. We believe that we have built a differentiated automation platform and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made and plan to continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. In May 2021, we released version 21.4 of the UiPath Platform. Innovations included the all-new Automation Ops, designed to help customers manage and govern high scale deployments of the UiPath Studio family of products and Attended Robots enterprise-wide. New AI-powered capabilities were also introduced to speed the discovery and prioritization of processes to automate, led by the general availability of Task Mining. In November 2021, we released version 21.10 of the UiPath Platform. Innovations in this release included UiPath Integration Service, which delivers API automation to help companies optimize the technologies they already have. Additionally, the introduction of Robot Auto-healing allows for the detection and remediation of robot issues without human intervention, and a host of other new features make our platform simpler, faster, and more gratifying for developers and end users. In May 2022, we released version 22.4 of the UiPath Platform. This release introduces new SaaS robots hosted in the UiPath Automation Cloud™, which allow customers to deploy unattended robots instantly without IT, resources, or infrastructure. Other improvements include a larger library of ready-to-go automations, upleveled security and governance, and support for macOS. In October 2022, we released version 22.10 of the UiPath Platform. This new version provides browser-based access to a low-code build platform, the ability to build public-facing apps, enhanced process and task mining capabilities, and platform intelligence to help robots understand both structured and unstructured data.
We also collaborate with other leading technology companies to develop integrations that simplify the interoperability of our platform with their technology. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx Inc., Atlassian Corp Plc, Box, Inc., Crowdstrike Inc., DocuSign Inc., Microsoft Corporation, Oracle Corporation, OutSystems, Qlik Technologies Inc., Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake, Inc., and Workday, Inc. These pre-built integrations can accelerate the adoption of our platform within our customers’ environments and speed the creation of automations that span multiple technologies.
We also maintain partnerships with leading cloud vendors, such as Amazon Web Services Inc., Google Inc., and Microsoft Corporation, to both simplify the deployment of our platform and extend our platform to offer customers the benefits of cloud-based AI capabilities.

In addition, we intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. For example, in March 2021, we acquired Cloud Elements, a provider of a leading API integration platform for SaaS application providers and the digital enterprise. This acquisition brought technology and an experienced team, which we believe will accelerate our technology roadmap in areas such as native integrations and system event automation triggers. On July 29, 2022, we acquired all of the outstanding capital stock of Re:infer LTD. (“Re:infer”), a natural language processing company focused on unstructured documents and communications. Re:infer uses machine learning technology to mine context from communication messages and transform them into actionable data. With this acquisition, UiPath gains technology and an experienced team which we believe will further accelerate our technology roadmap, expand the breadth of our current AI-powered automation capabilities, and unlock new automation opportunities for our customers.
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
In fiscal 2021, we began offering both hybrid solutions and SaaS products. Hybrid solutions are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries and bonuses, stock-based compensation expense, and employee benefit costs. Operating expenses also include allocated overhead. During fiscal years 2022 and 2021, certain operating expenses, such as travel and entertainment, decreased primarily as a result of the COVID-19 pandemic. During fiscal 2023, we have reinstated travel and in-person meetings and events, resulting in a resumption of these expenses.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign exchange gains and losses.
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Licenses	$118,175	$111,608	$338,875	$307,371
Subscription services	130,159	97,963	370,309	265,924
Professional services and other	14,410	11,245	40,848	29,259
Total revenue	262,744	220,816	750,032	602,554
Cost of revenue:
Licenses (1)	3,208	2,626	7,915	7,514
Subscription services (1)(2)(3)(4)	20,578	15,659	63,949	42,076
Professional services and other (2)(3)(4)	18,982	24,815	60,496	78,114
Total cost of revenue	42,768	43,100	132,360	127,704
Gross profit	219,976	177,716	617,672	474,850
Operating expenses:
Sales and marketing (1)(2)(3)(4)	156,469	172,906	527,798	522,925
Research and development (2)(3)(4)	67,341	61,559	203,880	212,245
General and administrative (1)(2)(3)(4)	63,157	59,498	189,130	189,747
Total operating expenses	286,967	293,963	920,808	924,917
Operating loss	(66,991)	(116,247)	(303,136)	(450,067)
Interest income	9,561	899	15,057	2,606
Other income (expense), net	888	(4,300)	(2,523)	(8,743)
Loss before income taxes	(56,542)	(119,648)	(290,602)	(456,204)
Provision for income taxes	1,182	3,139	10,061	6,272
Net loss	$(57,724)	$(122,787)	$(300,663)	$(462,476)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$777	$628	$1,935	$1,910
Cost of subscription services revenue	570	330	1,230	770
Sales and marketing	659	405	1,486	993
General and administrative	44	44	136	44
Total amortization of acquired intangible assets	$2,050	$1,407	$4,787	$3,717

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$2,844	$2,045	$8,901	$9,916
Cost of professional services and other revenue	2,557	4,305	8,959	27,140
Sales and marketing	30,763	41,823	117,410	202,122
Research and development	23,435	24,866	73,559	114,460
General and administrative	21,492	22,064	61,968	84,913
Total stock-based compensation expense	$81,091	$95,103	$270,797	$438,551

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$34	$701	$180	$887
Cost of professional services and other revenue	26	2,527	167	3,606
Sales and marketing	416	23,839	3,045	32,518
Research and development	170	1,312	971	1,637
General and administrative	123	455	486	1,045
Total employer payroll tax expense related to equity transactions	$769	$28,834	$4,849	$39,693

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$—	$—	$137	$—
Cost of professional services and other revenue	—	—	320	—
Sales and marketing	511	—	11,243	—
Research and development	—	—	43	—
General and administrative	580	—	1,382	—
Total restructuring expense	$1,091	$—	$13,125	$—

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	45%	51%	45%	51%
Subscription services	50%	44%	49%	44%
Professional services and other	5%	5%	6%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	8%	7%	9%	7%
Professional services and other	7%	12%	8%	13%
Total cost of revenue	16%	20%	18%	21%
Gross profit	84%	80%	82%	79%
Operating expenses:
Sales and marketing	60%	78%	70%	87%
Research and development	25%	28%	27%	35%
General and administrative	24%	27%	25%	32%
Total operating expenses	109%	133%	122%	154%
Operating loss	(25)%	(53)%	(40)%	(75)%
Interest income	3%	—%	2%	—%
Other income (expense), net	—%	(2)%	—%	(1)%
Loss before income taxes	(22)%	(55)%	(38)%	(76)%
Provision for income taxes	—%	1%	2%	1%
Net loss	(22)%	(56)%	(40)%	(77)%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$118,175	$111,608	$6,567	6%
Subscription services	130,159	97,963	32,196	33%
Professional services and other	14,410	11,245	3,165	28%
Total revenue	$262,744	$220,816	$41,928	19%
Total revenue increased by $41.9 million, or 19%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to a $32.2 million increase in subscription services revenue and a $6.6 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 56% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$3,208	$2,626	$582	22%
Subscription services	20,578	15,659	4,919	31%
Professional services and other	18,982	24,815	(5,833)	(24)%
Total cost of revenue	$42,768	$43,100	$(332)	(1)%
Gross Margin	84%	80%

Total cost of revenue decreased by $0.3 million, or 1%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, mainly due to a decrease in cost of professional services and other revenue. The decrease in cost of professional services and other revenue was driven by a $5.9 million decrease in personnel-related expenses, which included a $1.7 million decrease in stock-based compensation, a $1.7 million decrease in salary-related and bonus expenses, and a $2.5 million decrease in employer payroll tax related to employee equity transactions. The decrease in cost of professional services and other revenue was partially offset by higher cost of subscription services revenue, primarily driven by a $3.6 million increase in personnel-related expenses, inclusive of a $2.7 million increase in salary-related and bonus expenses, a $0.8 million increase in stock-based compensation, and a $0.7 million increase in other payroll expenses. Cost of subscription services revenue was also impacted by a $0.4 million increase in hosting costs and software services due to increased usage and a $0.3 million increase in amortization of acquired intangible assets associated with the acquisition of Re:infer.
Our gross margin increased to 84% for the three months ended October 31, 2022 compared to 80% for the three months ended October 31, 2021, primarily due to lower employer payroll tax expense related to employee equity transactions and lower stock-based compensation expense.

Operating Expenses
Sales and Marketing

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Sales and marketing	$156,469	$172,906	$(16,437)	(10)%
Percentage of revenue	60%	78%
Sales and marketing expense decreased by $16.4 million, or 10%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The decrease was primarily attributable to a $29.9 million decrease in personnel-related expenses, which included a $23.4 million decrease in employer payroll tax expense related to equity transactions and an $11.1 million decrease in stock-based compensation largely driven by forfeitures, partially offset by a $5.3 million increase in salary-related and bonus expenses and a $0.5 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023. Sales and marketing expense was also impacted by a $6.4 million increase in sales commission expense as a result of lower additions to and higher amortization of deferred contract acquisition costs, a $3.5 million increase in marketing and travel expenses due to the resumption of in-person events including our Forward 5 event, a $1.6 million increase in third-party consulting fees and strategic partnerships, a $0.9 million increase in rent expense, and a $0.7 million increase in sales-related software expenses.
Research and Development

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Research and development	$67,341	$61,559	$5,782	9%
Percentage of revenue	25%	28%
Research and development expense increased by $5.8 million, or 9%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily attributable to a $5.6 million increase in personnel-related expenses, which included an $8.4 million increase in salary-related and bonus expenses, mainly driven by increased headcount, partially offset by a $1.4 million decrease in stock-compensation expense and a $1.1 million decrease in employer payroll tax expense related to equity transactions. Research and development expense was also impacted by a $1.3 million decrease in hosting and software service expenses, partially offset by a $1.0 million increase in travel expenses.
General and Administrative

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
General and administrative	$63,157	$59,498	$3,659	6%
Percentage of revenue	24%	27%
General and administrative expense increased by $3.7 million, or 6%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily attributable to a $2.4 million increase in software service expenses and an increase of $1.5 million in personnel-related expenses, the latter of which includes a $0.6 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023. These increases were partially offset by a $1.5 million decrease in third-party consulting fees.

Interest Income

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Interest income	$9,561	$899	$8,662	964%
Percentage of revenue	3%	—%
Interest income increased by $8.7 million, or 964%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 as a result of a period-over-period increase in our marketable securities and the associated impact of increased interest rates on these accounts.
Other Income (Expense), Net

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Other income (expense), net	$888	$(4,300)	$5,188	(121)%
Percentage of revenue	—%	(2)%
Other income (expense), net increased by $5.2 million, or 121%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily attributable to greater sublease income recognized in the current period and greater foreign currency transaction losses incurred in the prior period.
Provision For Income Taxes

	Three Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Provision for income taxes	$1,182	$3,139	$(1,957)	(62)%
Percentage of revenue	—%	1%
Provision for income taxes decreased by $2.0 million, or 62%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The decrease in provision for income taxes was driven by lower incremental pre-tax book income in the current period than in the prior comparable period.
Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$338,875	$307,371	$31,504	10%
Subscription services	370,309	265,924	104,385	39%
Professional services and other	40,848	29,259	11,589	40%
Total revenue	$750,032	$602,554	$147,478	24%
Total revenue increased by $147.5 million, or 24%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to a $104.4 million increase in subscription services revenue and a $31.5 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, approximately 33% was attributable to new customers and the remainder to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Licenses	$7,915	$7,514	$401	5%
Subscription services	63,949	42,076	21,873	52%
Professional services and other	60,496	78,114	(17,618)	(23)%
Total cost of revenue	$132,360	$127,704	$4,656	4%
Gross Margin	82%	79%
Total cost of revenue increased by $4.7 million, or 4%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, mainly due to an increase in cost of subscription services revenue, partially offset by a decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $13.7 million increase in personnel-related expenses, which included a $15.3 million increase in salary, benefits, and payroll-related expenses, mainly driven by increased headcount, partially offset by a $1.0 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022, and a $0.7 million decrease in employer payroll tax expense related to equity transactions. Cost of subscription services revenue was also impacted by a $6.3 million increase in hosting costs and third-party professional services, a $1.0 million increase in depreciation and amortization expense, and a $0.5 million increase in rent. The decrease in cost of professional services and other revenue was primarily driven by a $25.1 million decrease in personnel-related expenses, which included a $18.2 million decrease in stock-based compensation expense as a result of the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022 and a $3.4 million decrease in employer payroll tax expense related to equity transactions. This decrease was partially offset by a $7.2 million increase in costs associated with the use of third-party vendors to deliver professional services to our customers.
Our gross margin increased to 82% for the nine months ended October 31, 2022 compared to 79% for the nine months ended October 31, 2021, primarily due to lower stock-based compensation expense as a result of the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022 and lower employer payroll tax expense related to equity transactions.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Sales and marketing	$527,798	$522,925	$4,873	1%
Percentage of revenue	70%	87%
Sales and marketing expense increased by $4.9 million, or 1%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. This increase was primarily attributable to a $24.0 million increase in sales commission expense, a $20.9 million aggregate increase in brand marketing and travel expenses due to the resumption of in-person events and user conferences including our Forward 5 event, and a $3.2 million increase in hosting and software services costs. Sales and marketing expense was also impacted by a $7.5 million increase in third-party consulting fees and strategic partnerships, a $3.1 million increase in rent expense, and a $2.6 million increase in depreciation and amortization. These increases were partially offset by a $55.9 million decrease in personnel-related expenses, which included an $84.7 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022, and a $29.1 million decrease in employer payroll tax expense related to equity transactions, partially offset by a $34.7 million increase in salary-related expenses, a $10.8 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023, an $8.6 million increase in employee benefit costs, and a $3.6 million increase in general employee severance.

Research and Development

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Research and development	$203,880	$212,245	$(8,365)	(4)%
Percentage of revenue	27%	35%
Research and development expense decreased by $8.4 million, or 4%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The decrease was primarily attributable to a $16.6 million decrease in personnel-related expenses, which included a $40.9 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022, and a $0.7 million decrease in employer payroll tax expense related to equity transactions, partially offset by a $25.2 million increase in salary-related and bonus expenses, which was largely due to increased headcount. Research and development expense was also impacted by a $3.8 million increase in third-party software service and hosting costs, a $1.7 million increase in travel costs, and a $1.6 million increase in third-party consulting fees.
General and Administrative

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
General and administrative	$189,130	$189,747	$(617)	—%
Percentage of revenue	25%	32%
General and administrative expense decreased by $0.6 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. This decrease was primarily attributable to a $16.5 million decrease in personnel-related expenses, which included a $22.9 million decrease in stock-based compensation, mostly resulting from the satisfaction of IPO-related performance conditions for RSUs during fiscal 2022, and a $0.6 million decrease in employer payroll tax expense related to equity transactions. These decreases were partially offset by a $5.9 million increase in salary-related and bonus expenses, which was largely due to increased headcount, and a $1.0 million increase in employee termination benefits related to our restructuring actions beginning in the second quarter of fiscal 2023. General and administrative expense was also impacted by a $3.5 million decrease in third-party consulting fees. These decreases were partially offset by a $4.3 million increase in charitable donations, mainly driven by our contribution of Class A common shares to a donor-advised fund during the second quarter of fiscal 2023 in connection with our Pledge 1% commitment, a $5.6 million increase in software service expense, a $3.0 million increase in insurance expenses, a $1.2 million increase in bad-debt expense primarily associated with customers in Russia, and a $5.2 million aggregate increase in travel costs, depreciation and amortization, and other tax expense.
Interest Income

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Interest income	$15,057	$2,606	$12,451	478%
Percentage of revenue	2%	—%
Interest income increased by $12.5 million, or 478%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 as a result of a period-over-period increase in interest rates on marketable securities.

Other Expense, Net

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Other expense, net	$(2,523)	$(8,743)	$6,220	(71)%
Percentage of revenue	—%	(1)%
Other expense, net decreased by $6.2 million, or 71%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The decrease was primarily attributable to greater sublease income recognized in the current period and greater foreign currency transaction losses incurred in the prior period.
Provision For Income Taxes

	Nine Months Ended October 31,
	2022	2021	Change	Change %
	(dollars in thousands)
Provision for income taxes	$10,061	$6,272	$3,789	60%
Percentage of revenue	2%	1%
Provision for income taxes increased by $3.8 million or 60%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in provision for income taxes was primarily driven by higher foreign tax expenses resulting from higher year-over-year earnings of our cost-plus margin entities in certain foreign jurisdictions as we continue to scale internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been funding our operations, investing in capital expenditures, and engaging in various business acquisitions. As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,679.7 million, and we had an accumulated deficit of $1,796.6 million. During the nine months ended October 31, 2022, we reported a net loss of $300.7 million, and net cash used in operations of $103.9 million.
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

Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of October 31, 2022, we had no outstanding debt under the Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities (1)	$(103,938)	$(48,949)
Net cash used in investing activities	$(162,676)	$(29,120)
Net cash (used in) provided by financing activities	$(43,795)	$1,472,042

(1) Inclusive of:
Payments for employer payroll taxes related to employee equity transactions	$(6,399)	$(34,623)
Net (payments) receipts of employee tax withholdings on stock option exercises	$(6,370)	$8,272
Cash paid for restructuring costs	$(11,585)	$—
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
Net cash used in operating activities for the nine months ended October 31, 2022 of $103.9 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including bonuses paid in the first quarter of fiscal 2023. Other cash operating expenditures included payments related to our workforce restructuring, costs for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers, which were approximately 26% higher than during the nine months ended October 31, 2021.
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
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2022 of $162.7 million was driven by $204.3 million in purchases of marketable securities, $29.5 million in cash consideration associated with the acquisition of Re:infer, which is presented net of cash acquired, $21.6 million in capital expenditures, and $0.5 million in other investing outflows. These cash outflows were partially offset by $93.3 million in maturities of marketable securities.
Net cash used in investing activities for the nine months ended October 31, 2021 of $29.1 million was driven by $161.2 million in purchases of marketable securities, $5.5 million in cash consideration associated with the acquisition of Cloud Elements, which is presented net of cash acquired, and $5.7 million in capital expenditures. This was partially offset by $147.5 million in sales and maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2022 of $43.8 million was primarily driven by payments of tax withholdings on the net settlement of equity awards of $53.3 million, net payments of tax withholdings on sell-to-cover equity award transactions of $10.1 million, and $1.5 million in repurchases of unvested early exercised stock options, partially offset by proceeds from employee stock purchase plan contributions of $13.5 million and proceeds from the exercise of stock options of $7.6 million.
Net cash provided by financing activities for the nine months ended October 31, 2021 of $1,472.0 million was primarily driven by $749.8 million in net proceeds from our issuance of Series F convertible preferred stock, $692.4 million in net proceeds from our IPO after deducting underwriting expenses and commissions, net receipts of tax withholdings on sell-to-cover equity award transactions of $20.4 million, proceeds from employee stock purchase plan contributions of $13.8 million, and proceeds from the exercise of stock options of $9.7 million, partially offset by payments of tax withholdings on the net settlement of equity awards of $10.3 million and payments of costs related to our IPO of $3.7 million.
Material Cash Requirements
During the nine months ended October 31, 2022, we made commitments to purchase $138.1 million of cloud infrastructure services from a third-party vendor and $82.5 million of service credits toward professional services from third-party alliance partners. See Note 11, Commitments and Contingencies—Non-Cancelable Purchase Obligations, for further details on the timing of our purchase commitments. There were no other significant changes to our material cash requirements during the nine months ended October 31, 2022 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2022 Form 10-K.
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
Interest Rate Risk
As of October 31, 2022, we had $1,451.2 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, money market accounts, and treasury bills. In addition, we had $228.5 million of marketable securities, consisting of corporate bonds, commercial paper, municipal and agency bonds, and treasury bills. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of October 31, 2022, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the nine months ended October 31, 2022.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $2.0 million for the nine months ended October 31, 2022. During the nine months ended October 31, 2022, approximately 50% of our revenues and approximately 34% of our expenses were denominated in non-U.S. dollar currencies. For the nine months ended October 31, 2022 we recognized net foreign currency transaction losses of $2.6 million.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2022.

Changes in Internal Control Over Financial Reporting
During the three months ended October 31, 2022, no material change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2022 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.
Except for the risk factors set forth below, most of which were previously included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2022 Form 10-K:
Risks Related to Our Business, Products, Operations, and Industry
If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, execute management transitions, or fail to attract qualified personnel to support our business our future growth prospects could be harmed.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our Co-Chief Executive Officer, Co-Founder, and Chairman, as well as our other key employees in the areas of research and development and sales and marketing. Additionally, many members of our management team have been with us for a short period of time, including Chris Weber, our Chief Business Officer, who joined us in April 2022, Robert Enslin, our Co-Chief Executive Officer who joined us in May 2022 and Brigette McGinnis Day, our Chief People Officer, who joined us in August 2022. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. As we experience personnel turnover, we have experienced and may continue to experience some loss of internal knowledge from time to time. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
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
Unfavorable macroeconomic conditions, including those caused by inflation, the war in Ukraine and related geopolitical situation, or reductions in customers' spending on software investment, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the macroeconomic environment on us or our customers and potential customers. Negative macroeconomic conditions both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, including those caused by the recent strengthening of the U.S. dollar against certain foreign currencies in the markets in which we operate (particularly against the Euro, British Pound Sterling, and Japanese Yen) and any such continued activity, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, has and could continue to cause a decrease in business investments, including spending on software solutions, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.
For example, these types of unfavorable conditions have in the past and could in the future disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. Further, to the extent there is a general economic downturn and our platform is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general software or services spending. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing war in Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.
Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, resignations, economic slowdown and extreme volatility. Similarly, the ongoing war in Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.
Further, to the extent there is a sustained general economic downturn and our software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general software or services spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.
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
While we have experienced significant revenue growth in recent periods, and have not been profitable in prior fiscal years, we are not certain whether we will obtain a high enough volume of sales to sustain or increase our growth or reach and maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to adapt and grow our inside sales team and enterprise sales force to drive new customer adoption, expand use cases and integrations, and support international expansion. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.

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
In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base, in terms of size, industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, continuing or new delays in renewals due to economic conditions, customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses, cloud automation deployment or adoption issues, customer satisfaction with our products and platform capabilities and customer support, the utility of our platform to cost-effectively integrate with third-party software products, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety, the effects of global economic conditions, including the immediate and longer-term effects of the war in Ukraine, or reductions in our customers’ spending on software solutions or their spending levels generally, perceived security or data privacy risks from the use of our products, changes in regulatory regimes that effect our customers or our ability to sell our products, including changes to sanctions and export control regimes, or the views of the industry and public with regard to our products and RPA products generally, including as a result of increased automation and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.
We continually review how best to market our platform to our customers and potential customers, and how to organize, train and deploy our sales teams for efficiency and effectiveness; however, if our efforts and the changes that we are trying to implement on an ongoing basis are not successful, it could adversely affect our platform adoption and our growth.
We have in the past engaged, and may in the future engage, in acquisition and investment activities, which could divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in March 2021, we acquired Cloud Elements Inc. ("Cloud Elements"), a provider of a leading application programming interface integration platform for SaaS application providers and the digital enterprise. In July 2022, we acquired Re:infer, a natural language processing ("NLP") company for unstructured documents and communications. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in net proceeds to us of $687.9 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. There has been no material change in the planned uses of proceeds from our IPO from those disclosed in the 2022 Form 10-K.
Issuer Purchase of Equity Securities
The following table presents our repurchases of Class A common stock during the three months ended October 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
August 1 – 31	—	$—
September 1 – 30	—	—
October 1 – 31	951,480	12.61
Total	951,480	$12.61
(1) Represents the number of shares withheld to satisfy employee tax obligations associated with net settlement of restricted stock units.
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

UiPath, Inc.

Date: December 5, 2022	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)