Form 10-Q
period 2023-04-30
UiPath, Inc.
filed 2023-06-02
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 30, 2023, the registrant had 478,709,485 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about UiPath, Inc. and its consolidated subsidiaries (“UiPath,” the “Company,” “we,” “us,” or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission ("SEC") on March 24, 2023 (the "2023 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. Such statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	April 30, 2023	January 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,311,576	$1,402,119
Marketable securities	469,071	354,774
Accounts receivable, net of allowance for credit losses of $1,017 and $2,698, respectively	233,307	374,217
Contract assets	68,536	69,260
Deferred contract acquisition costs	53,355	49,887
Prepaid expenses and other current assets	121,429	94,150
Total current assets	2,257,274	2,344,407
Marketable securities, non-current	5,710	2,942
Contract assets, non-current	6,930	6,523
Deferred contract acquisition costs, non-current	136,571	137,616
Property and equipment, net	26,911	29,045
Operating lease right-of-use assets	52,275	52,052
Intangible assets, net	21,167	23,010
Goodwill	89,207	88,010
Deferred tax asset	5,915	5,895
Other assets, non-current	40,723	45,706
Total assets	$2,642,683	$2,735,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,734	$8,891
Accrued expenses and other current liabilities	63,138	76,645
Accrued compensation and employee benefits	48,622	142,582
Deferred revenue	385,895	398,334
Total current liabilities	503,389	626,452
Deferred revenue, non-current	113,222	121,697
Operating lease liabilities, non-current	56,564	56,442
Other liabilities, non-current	13,971	10,457
Total liabilities	687,146	815,048
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized as of April 30, 2023 and January 31, 2023; 0 shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 478,122 and 474,160 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of April 30, 2023 and January 31, 2023; 82,453 shares issued and outstanding as of April 30, 2023 and January 31, 2023	1	1
Additional paid-in capital	3,801,656	3,736,838
Accumulated other comprehensive income	10,074	7,612
Accumulated deficit	(1,856,199)	(1,824,298)
Total stockholders’ equity	1,955,537	1,920,158
Total liabilities and stockholders’ equity	$2,642,683	$2,735,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Licenses	$134,039	$117,004
Subscription services	146,352	115,494
Professional services and other	9,197	12,568
Total revenue	289,588	245,066
Cost of revenue:
Licenses	2,547	2,537
Subscription services	23,078	21,045
Professional services and other	18,042	21,434
Total cost of revenue	43,667	45,016
Gross profit	245,921	200,050
Operating expenses:
Sales and marketing	160,406	189,782
Research and development	75,342	68,690
General and administrative	56,584	57,530
Total operating expenses	292,332	316,002
Operating loss	(46,411)	(115,952)
Interest income	13,848	991
Other income (expense), net	4,294	(2,811)
Loss before income taxes	(28,269)	(117,772)
Provision for income taxes	3,632	4,789
Net loss	$(31,901)	$(122,561)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	557,878	541,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(31,901)	$(122,561)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	143	(460)
Foreign currency translation adjustments	2,319	2
Other comprehensive income (loss), net	2,462	(458)
Comprehensive loss	$(29,439)	$(123,019)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	(25,697)	—	—	(25,697)
Charitable donation of Class A common stock	281	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of April 30, 2023	478,122	$5	82,453	$1	$3,801,656	$10,074	$(1,856,199)	$1,955,537

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	1,283	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	3,499	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,125)	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	462,430	$4	82,453	$1	$3,488,255	$10,441	$(1,618,507)	$1,880,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(31,901)	$(122,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,616	4,039
Amortization of deferred contract acquisition costs	14,072	10,822
Net amortization on marketable securities	(4,097)	473
Stock-based compensation expense	85,048	101,454
Charitable donation of Class A common stock	4,215	—
Amortization of operating lease right-of-use assets	3,071	2,759
Provision for deferred income taxes	(267)	1,594
Other non-cash charges, net	624	2,849
Changes in operating assets and liabilities:
Accounts receivable	141,557	76,864
Contract assets	660	(18,523)
Deferred contract acquisition costs	(15,499)	(20,761)
Prepaid expenses and other assets	(5,860)	(5,231)
Accounts payable	(2,130)	7,554
Accrued expenses and other liabilities	(10,547)	(12,894)
Accrued compensation and employee benefits	(93,390)	(65,083)
Operating lease liabilities, net	(2,946)	(1,950)
Deferred revenue	(20,885)	(14,289)
Net cash provided by (used in) operating activities	67,341	(52,884)
Cash flows from investing activities
Purchases of marketable securities	(215,391)	(21,918)
Maturities of marketable securities	78,955	14,813
Purchases of property and equipment	(1,870)	(9,692)
Other investing, net	2,754	1,100
Net cash used in investing activities	(135,552)	(15,697)
Cash flows from financing activities
Proceeds from exercise of stock options	1,187	2,823
Payments of tax withholdings on net settlement of equity awards	(25,902)	(17,329)
Net payments of tax withholdings on sell-to-cover equity award transactions	(645)	(10,037)
Proceeds from employee stock purchase plan contributions	4,730	6,356
Net cash used in financing activities	(20,630)	(18,187)
Effect of exchange rate changes	(1,702)	(2,738)
Net decrease in cash and cash equivalents	(90,543)	(89,506)
Cash and cash equivalents - beginning of period	1,402,119	1,768,723
Cash and cash equivalents - end of period	$1,311,576	$1,679,217
Supplemental disclosure of cash flow information
Cash paid for interest	$86	$277
Cash paid for income taxes	6,218	2,782
Supplemental disclosure of non-cash investing and financing activities
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	—	1,355
Property and equipment purchases included in accounts payable	65	779
Receivable from maturities of marketable securities included in prepaid expense and other current assets	20,315	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	1,996	7,599
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2023 Form 10-K. There have been no significant changes to such policies during the three months ended April 30, 2023.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2023, which are included in the 2023 Form 10-K.
The unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of our financial information. The unaudited condensed consolidated financial statements include the financial statements of UiPath, Inc. and its subsidiaries in which we hold a controlling financial interest. Intercompany transactions and accounts have been eliminated in consolidation.
The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2024, for example, refer to the fiscal year ending January 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition including changes in variable consideration, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease right-of-use (“ROU”) assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense, timing and amount of contingencies, costs related to our restructuring actions, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended April 30, 2023 and 2022, we recognized transaction losses of $0.8 million and $1.4 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2023 and January 31, 2023, 97% and 98%, respectively, of our cash and cash equivalents were concentrated in the United States, European Union (“EU”) countries, and Japan.
We extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures.
Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2023 and 2022, no single customer accounted for 10% or more of our total revenue. As of April 30, 2023 and January 31, 2023, no single customer accounted for 10% or more of our accounts receivable.
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended April 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$123,452	43%	$114,151	47%
Europe, Middle East, and Africa	96,931	33%	69,603	28%
Asia-Pacific (2)	69,205	24%	61,312	25%
Total revenue	$289,588	100%	$245,066	100%
(1)Revenue from the United States represented 38% and 42% of total revenue for the three months ended April 30, 2023 and 2022, respectively.
(2)Revenue from Japan represented 13% and 14% of total revenue for the three months ended April 30, 2023 and 2022, respectively.
Deferred Revenue
During the three months ended April 30, 2023 and 2022, we recognized $150.6 million and $124.9 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of April 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $903.9 million, which consists of $499.1 million of billed consideration and $404.8 million of unbilled consideration. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $14.1 million and $10.8 million for the three months ended April 30, 2023 and 2022, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$63,814	$—	$—	$63,814
Treasury bills and U.S. government securities	370,011	—	(379)	369,632
Corporate bonds	24,968	—	(35)	24,933
Municipal bonds	3,767	—	(36)	3,731
Agency bonds	12,697	—	(26)	12,671
Total marketable securities	$475,257	$—	$(476)	$474,781

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$62,470	$—	$—	$62,470
Treasury bills and U.S. government securities (1)	234,848	—	(308)	234,540
Corporate bonds	46,684	—	(198)	46,486
Municipal bonds	6,374	—	(66)	6,308
Agency bonds	7,959	—	(47)	7,912
Total marketable securities	$358,335	$—	$(619)	$357,716
(1) Treasury bills with both amortized cost and estimated fair value of $10.0 million are included in cash and cash equivalents due to their original maturity of three months or less.
As of April 30, 2023 and January 31, 2023, respectively $5.7 million and $2.9 million of our marketable securities had remaining contractual maturities of one year or more, and the remainder had contractual maturities of less than one year.
As of April 30, 2023 and January 31, 2023, $2.8 million and $3.5 million of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of April 30, 2023 and January 31, 2023.
Unrealized losses during the periods presented are a result of changes in market conditions. We do not believe that any unrealized losses are attributable to credit-related factors based on our evaluation of available evidence. To determine whether a decline in value is related to credit loss, we evaluate, among other factors, the

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
extent to which the fair value is less than the amortized cost basis and any adverse conditions specifically related to an issuer of a security or its industry.
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of April 30, 2023 and January 31, 2023 (in thousands):

	As of April 30, 2023
	Level 1	Level 2	Total
Financial assets:
Money market	$612,577	$—	$612,577
Corporate bonds	—	24,137	24,137
Commercial paper	—	55,690	55,690
Agency bonds	5,667	—	5,667
Total cash equivalents	618,244	79,827	698,071
Commercial paper	—	63,814	63,814
Treasury bills and U.S. government securities	369,632	—	369,632
Corporate bonds	—	24,933	24,933
Municipal bonds	—	3,731	3,731
Agency bonds	12,671	—	12,671
Total marketable securities	382,303	92,478	474,781
Total	$1,000,547	$172,305	$1,172,852

	As of January 31, 2023
	Level 1	Level 2	Total
Financial assets:
Money market	$319,801	$—	$319,801
Treasury bills	9,968	—	9,968
Total cash equivalents	329,769	—	329,769
Commercial paper	—	62,470	62,470
Treasury bills and U.S. government securities	234,540	—	234,540
Corporate bonds	—	46,486	46,486
Municipal bonds	—	6,308	6,308
Agency bonds	7,912	—	7,912
Total marketable securities	242,452	115,264	357,716
Total	$572,221	$115,264	$687,485
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of April 30, 2023 or January 31, 2023.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
roadmap, expand the breadth of our current AI-powered automation capabilities, and unlock new automation opportunities for our customers. The Re:infer acquisition was accounted for as a business combination.
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following (in thousands):

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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of April 30, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$28,946	$(12,705)	$16,241	3.3
Customer relationships	8,249	(4,289)	3,960	1.8
Trade names and trademarks	273	(243)	30	0.9
Other intangibles	1,231	(295)	936	7.5
Total	$38,699	$(17,532)	$21,167
Acquired intangible assets, net consisted of the following as of January 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$28,517	$(11,095)	$17,422	3.5
Customer relationships	8,174	(3,601)	4,573	2.0
Trade names and trademarks	272	(233)	39	1.2
Other intangibles	1,231	(255)	976	7.7
Total	$38,194	$(15,184)	$23,010
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended April 30, 2023 and 2022 was $2.1 million and $1.4 million, respectively.
Expected future amortization expense related to intangible assets was as follows as of April 30, 2023 (in thousands):

Amount
Remainder of year ending January 31, 2024	$6,502
Year ending January 31,
2025	6,692
2026	4,084
2027	2,432
2028	1,155
Thereafter	302
Total	$21,167

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the three months ended April 30, 2023 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2023	$88,010
Effect of foreign currency translation	1,197
Balance as of April 30, 2023	$89,207
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
Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2023	2022
Operating lease cost	$3,071	$2,759
Short-term lease cost	1,300	1,508
Variable lease cost	621	207
Sublease income (1)	(532)	(532)
Total	$4,460	$3,942
(1) Included in other income (expense), net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	April 30, 2023	January 31, 2023
Weighted-average remaining lease term (years)	11.8	12.1
Weighted-average discount rate	7.1%	7.0%
Future undiscounted lease payments for our operating lease liabilities as of April 30, 2023 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$10,008
Year ending January 31,
2025	10,215
2026	8,473
2027	7,957
2028	7,759
Thereafter	48,625
Total operating lease payments	93,037
Less: imputed interest	(29,220)
Total operating lease liabilities	$63,817

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of April 30, 2023, we had non-cancellable commitments in the amount of $4.9 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $7.3 million and $7.0 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023, respectively.
Supplemental cash flow information related to leases for the three months ended April 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,615	$2,064
Operating lease ROU assets obtained in exchange for new operating lease liabilities	1,993	770
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Prepaid expenses and service credits	$77,600	$67,794
Other current assets	43,829	26,356
Prepaid expenses and other current assets	$121,429	$94,150
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Computers and equipment	$28,847	$28,450
Leasehold improvements	21,505	19,622
Furniture and fixtures	6,495	6,485
Construction in progress	572	2,419
Property and equipment, gross	57,419	56,976
Less: accumulated depreciation	(30,508)	(27,931)
Property and equipment, net	$26,911	$29,045
Depreciation expense for the three months ended April 30, 2023 and 2022 was $3.0 million and $1.9 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Accrued expenses	$14,089	$19,411
Withholding tax from employee equity transactions	2,132	3,772
Employee stock purchase plan withholdings	8,121	3,365
Payroll taxes and other benefits payable	4,106	7,644
Income tax payable	6,317	8,750
Value-added taxes payable	3,528	6,381
Operating lease liabilities, current	7,253	6,997
Deferred consideration for business acquisition, current	5,863	5,863
Other	11,729	14,462
Accrued expenses and other current liabilities	$63,138	$76,645
10. Credit Facility
On October 30, 2020, we entered into a $200.0 million senior secured revolving credit facility (the “Credit Facility”) with HSBC Ventures USA Inc., Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank), Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD, maturing October 30, 2023. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property.
As of April 30, 2023 and January 31, 2023, there were no amounts outstanding under the Credit Facility.
11. Commitments and Contingencies
Letters of Credit
We had a total of $5.6 million and $4.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of April 30, 2023 and January 31, 2023, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2025.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2023 and January 31, 2023, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restructuring
On June 24, 2022, our board of directors approved restructuring actions to manage our operating expenses by reducing our global workforce by approximately 5%. The workforce reduction aimed to simplify our go-to-market approach and improve sales productivity. In connection with these workforce reductions, we also ceased use of our office in Brooklyn, NY. On November 10, 2022, our board of directors approved further restructuring actions to reduce our global workforce across functions by an additional 6%. We substantially completed these actions and recognized related restructuring costs, consisting predominantly of employee termination benefits and contractual changes, during fiscal year 2023, with the remaining activities expected to be completed by July 31, 2023.
For the three months ended April 30, 2023, we incurred $0.9 million of expense associated with our restructuring actions, which relates to employee termination benefits.
The following table shows the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of April 30, 2023 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2023	$3,889
Restructuring costs incurred during the three months ended April 30, 2023	889
Amount paid during the three months ended April 30, 2023	(3,734)
Accrued restructuring costs as of April 30, 2023	$1,044
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans was $5.6 million and $5.0 million for the three months ended April 30, 2023 and 2022, respectively.
Litigation
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with Accounting Standards Codification ("ASC") 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and service credits toward products and services from strategic alliance partners.
As of April 30, 2023, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$52,760
Year ending January 31,
2025	101,556
2026	55,768
2027	20,271
2028	8,245
Thereafter	—
Total	$238,600
12. Stockholders’ Equity
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. During the three months ended April 30, 2023, we contributed 0.3 million shares of our Class A common stock to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair value of the shares on the contribution date of $4.2 million was recorded within general and administrative expense in the condensed consolidated statements of operations.
Accumulated Other Comprehensive Income (Loss)
For the three months ended April 30, 2023 and 2022, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income, net of tax	2,319	143	2,462
Balance as of April 30, 2023	$10,550	$(476)	$10,074

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive income (loss), net of tax	2	(460)	(458)
Balance as of April 30, 2022	$11,236	$(795)	$10,441

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards, and other forms of awards. As of April 30, 2023, we have reserved 173.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of April 30, 2023, the ESPP authorizes the issuance of 21.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of each offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the three months ended April 30, 2023 was as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	13,898	$3.32	7.7	$169,324
Granted	2,276	$0.10
Exercised	(898)	$1.31
Forfeited	(116)	$1.34
Outstanding as of April 30, 2023	15,160	$2.97	7.6	$172,461

Vested and exercisable as of April 30, 2023	6,419	$2.15	5.7	$76,588
The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2023 was $16.51 per share. The intrinsic value of stock options exercised during the three months ended April 30, 2023 was $13.5 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2023, was $142.6 million, which is to be recognized over a weighted-average remaining period of 2.6 years.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Units
RSU activity during the three months ended April 30, 2023 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	36,785	$22.48
Granted	11,914	$16.58
Vested (1)	(4,181)	$21.56
Forfeited	(3,308)	$24.65
Unvested as of April 30, 2023	41,210	$20.70
(1) Class A common stock has not been issued in connection with 77 vested RSUs because such RSUs were unsettled as of April 30, 2023.
The vesting date fair value of RSUs that vested during the three months ended April 30, 2023 was $73.1 million.
As of April 30, 2023, total unrecognized compensation expense related to unvested RSUs was approximately $751.5 million, which is to be recognized over a weighted-average remaining period of 2.7 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of April 30, 2023, total unrecognized compensation expense related to unvested RSAs was $1.4 million and will be recognized over the remaining vesting period of 1.4 years.
Employee Stock Purchase Plan Awards
As of April 30, 2023, total unrecognized compensation expense related to the ESPP was approximately $0.9 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) that will be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of April 30, 2023, total unrecognized compensation expense related to these shares was $5.7 million, which is to be recognized over a weighted-average remaining period of 2.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of subscription services revenue	$3,178	$3,216
Cost of professional services and other revenue	2,699	3,874
Sales and marketing	33,123	50,758
Research and development	24,773	26,623
General and administrative	21,275	16,983
Total	$85,048	$101,454

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
We had a provision for income taxes of $3.6 million and $4.8 million for the three months ended April 30, 2023 and 2022, respectively. Our effective tax rate was (12.8%) and (4.1%) for the three months ended April 30, 2023 and 2022, respectively. For the three months ended April 30, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net deferred tax assets (“DTAs”) is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2023, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against the U.S., Romania, and the U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of April 30, 2023, there is no valuation allowance recorded against DTAs associated with Japan as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of April 30, 2023, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $1.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of UiPath, Inc. and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next 12 months.
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(27,186)	$(4,715)	$(103,914)	$(18,647)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	475,425	82,453	459,449	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.06)	$(0.23)	$(0.23)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	37,351	—	27,271	—
Outstanding stock options	13,883	—	13,786	—
Shares subject to repurchase from RSAs and early exercised stock options	63	—	862	—
Shares issuable under ESPP	897	—	1,035	—
Returnable shares issued in connection with business acquisition	427	—	—	—
Total weighted-average anti-dilutive common stock equivalents	52,621	—	42,954	—
16. Related Party Transactions
Beginning in the third quarter of fiscal year 2022, we have at times made use of an aircraft which is owned by Daniel Dines, our Co-Chief Executive Officer, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs.
We did not incur any expense related to use of the aircraft for the three months ended April 30, 2023. For the three months ended April 30, 2022, we incurred expenses of $0.8 million in connection with our business use of the aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2023 (the "2023 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under under Part I, Item 1A, "Risk Factors," in the 2023 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
The UiPath Business Automation Platform is The Foundation of Innovation™, providing our customers with a robust set of capabilities that allow them to discover opportunities for automation, automate using a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale. Our platform enables employees to quickly build automations for both existing and new processes and to utilize software robots to perform a vast array of actions including, but not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. The ability of our software robots to replicate steps performed by humans in executing business processes drives operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
Enterprise automation is here, and its momentum is growing as organizations around the world begin to understand the power of automation to drive efficiency and business outcomes. We aspire to be the defining company, advancing the evolution of automation as not just a tool, but as a way of operating and innovating.
Business Highlights for the Three Months Ended April 30, 2023:
•Revenue of $289.6 million increased 18% year-over-year.
•ARR of $1,248.9 million increased 28% year-over-year.
•Gross margin was 85% for the three months ended April 30, 2023, compared to 82% for the three months ended April 30, 2022.
•Cash flow from operations was $67.3 million for the three months ended April 30, 2023, compared to $(52.9) million for the three months ended April 30, 2022.
•Cash, cash equivalents, and marketable securities were $1,786.4 million as of April 30, 2023, compared to $1,759.8 million as of January 31, 2023.
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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific reserves, for example those for credit losses or disputed amounts. At April 30, 2023 and 2022, our ARR was $1,248.9 million and $977.1 million, respectively, representing a growth rate of 28%. Approximately 20% of this growth rate was due to new customers and 80% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 122% and 138% as of April 30, 2023 and 2022, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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

A summary of ARR-related data at April 30, 2023 and 2022 is as follows:

	At April 30,
	2023	2022
	(dollars in thousands)
ARR	$1,248,883	$977,067
Incremental ARR (1)	271,816	324,487

Customers with ARR ≥ $1 million:
Number of customers	240	168
Percent of current period revenue	45%	40%
Customers with ARR ≥ $100 thousand:
Number of customers	1,858	1,574
Percent of current period revenue	82%	79%

Dollar-based net retention rate	122%	138%
(1) For the twelve months ended April 30, 2023 and 2022, respectively
Components of Results of Operations
Revenue
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
Most recently, we have seen an increase in sales of our Flex Offerings compared to sales of our legacy offerings (primarily on-premise solutions sold as term-based licenses bundled with maintenance and support). We expect this trend to continue and, as a result, a greater portion of our revenue will be recognized over time as subscription services revenue rather than as license revenue, which is typically recognized at a point in time.
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
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes expenses related to third-party consulting services and allocated overhead. We recognize these expenses as they are incurred. We expect cost of professional services and other revenue to increase in absolute dollars for the foreseeable future as our customer base grows.
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Revenue:
Licenses	$134,039	$117,004
Subscription services	146,352	115,494
Professional services and other	9,197	12,568
Total revenue	289,588	245,066
Cost of revenue:
Licenses (1)	2,547	2,537
Subscription services (1)(2)(3)	23,078	21,045
Professional services and other (2)(3)	18,042	21,434
Total cost of revenue	43,667	45,016
Gross profit	245,921	200,050
Operating expenses:
Sales and marketing (1)(2)(3)(4)	160,406	189,782
Research and development (2)(3)(4)	75,342	68,690
General and administrative (1)(2)(3)(4)	56,584	57,530
Total operating expenses	292,332	316,002
Operating loss	(46,411)	(115,952)
Interest income	13,848	991
Other income (expense), net	4,294	(2,811)
Loss before income taxes	(28,269)	(117,772)
Provision for income taxes	3,632	4,789
Net loss	$(31,901)	$(122,561)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$836	$596
Cost of subscription services revenue	584	330
Sales and marketing	671	414
General and administrative	41	46
Total amortization of acquired intangible assets	$2,132	$1,386

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,178	$3,216
Cost of professional services and other revenue	2,699	3,874
Sales and marketing	33,123	50,758
Research and development	24,773	26,623
General and administrative	21,275	16,983
Total stock-based compensation expense	$85,048	$101,454

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$90	$84
Cost of professional services and other revenue	71	79
Sales and marketing	1,224	1,427
Research and development	601	481
General and administrative	378	177
Total employer payroll tax expense related to equity transactions	$2,364	$2,248

(4) Includes restructuring expense as follows:
Sales and marketing	$229	$—
Research and development	285	—
General and administrative	375	—
Total restructuring expense	$889	$—

	Three Months Ended April 30,
	2023	2022
	(as a percentage of revenue)
Revenue:
Licenses	46%	48%
Subscription services	51%	47%
Professional services and other	3%	5%
Total revenue	100%	100%
Cost of revenue:
Licenses	1%	1%
Subscription services	8%	8%
Professional services and other	6%	9%
Total cost of revenue	15%	18%
Gross profit	85%	82%
Operating expenses:
Sales and marketing	55%	77%
Research and development	26%	28%
General and administrative	20%	24%
Total operating expenses	101%	129%
Operating loss	(16)%	(47)%
Interest income	5%	—%
Other income (expense), net	1%	(1)%
Loss before income taxes	(10)%	(48)%
Provision for income taxes	1%	2%
Net loss	(11)%	(50)%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$134,039	$117,004	$17,035	15%
Subscription services	146,352	115,494	30,858	27%
Professional services and other	9,197	12,568	(3,371)	(27)%
Total revenue	$289,588	$245,066	$44,522	18%
Total revenue increased by $44.5 million, or 18%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to a $30.9 million increase in subscription services revenue, related in part to the transition to our Flex Offerings, and a $17.0 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the increase in total revenue, approximately 25% was attributable to new customers and approximately 75% was attributable to existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$2,547	$2,537	$10	—%
Subscription services	23,078	21,045	2,033	10%
Professional services and other	18,042	21,434	(3,392)	(16)%
Total cost of revenue	$43,667	$45,016	$(1,349)	(3)%
Gross margin	85%	82%
Total cost of revenue decreased by $1.3 million, or 3%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, due to a decrease in cost of professional services and other revenue, partially offset by an increase in cost of subscription services revenue. The decrease in cost of professional services and other revenue was primarily driven by a $1.6 million decrease in personnel-related expenses, largely resulting from a $1.2 million decrease in stock-based compensation, and a $2.0 million decrease in costs associated with the use of third-party vendors to deliver professional services to our customers. The increase in cost of subscription services revenue was primarily driven by a $1.3 million increase in personnel-related expenses, related to increased headcount, and an aggregate $0.7 million increase in software services costs, depreciation and amortization, and travel-related expenses.
Our gross margin increased to 85% for the three months ended April 30, 2023 compared to 82% for the three months ended April 30, 2022 as a result of strong year-over-year revenue growth, as well as a net reduction in personnel-related expenses and lower costs associated with the use of third-party vendors to deliver professional services to our customers.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Sales and marketing	$160,406	$189,782	$(29,376)	(15)%
Percentage of revenue	55%	77%

Sales and marketing expense decreased by $29.4 million, or 15%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This decrease was primarily attributable to a $31.7 million decrease in personnel-related expenses, inclusive of a $17.6 million decrease in stock-based compensation, with the remainder of the decrease due to reduced headcount, primarily resulting from our restructuring actions of which a significant portion occurred during fiscal year 2023. Sales and marketing expense was also impacted by a $3.2 million decrease in third-party consulting fees, a $1.5 million decrease related to a non-recurring abandonment and impairment charge associated with the early termination of a leased office space incurred during the first quarter of fiscal year 2023, and a $1.2 million decrease in marketing expense. These decreases were partially offset by a $2.7 million increase in hosting and software services costs, a $2.2 million increase in travel-related expenses as a result of planned marketing events, a $1.9 million increase in the amortization of capitalized contract acquisition costs as a result of higher commissions earned, and a $0.6 million increase in depreciation and amortization driven by Re:Infer intangibles acquired during the second quarter of fiscal year 2023.
Research and Development

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Research and development	$75,342	$68,690	$6,652	10%
Percentage of revenue	26%	28%
Research and development expense increased by $6.7 million, or 10%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily attributable to a $3.6 million increase in personnel-related expenses, which included a $5.2 million increase in gross salaries and other payroll related expenses, largely due to an increase in headcount, partially offset by a $1.9 million decrease in stock-based compensation. Research and development expense was also impacted by a $2.0 million increase in third-party software service and hosting costs, and an aggregate $1.1 million increase in travel costs and depreciation and amortization.
General and Administrative

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
General and administrative	$56,584	$57,530	$(946)	(2)%
Percentage of revenue	20%	24%
General and administrative expense decreased by $0.9 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This decrease was primarily attributable to a $2.7 million decrease in third-party consulting fees, a $2.5 million decrease in software service expense, and a $2.5 million decrease in credit loss expense primarily associated with customers in Russia impacting collections during the first quarter of fiscal year 2023. These decreases were partially offset by a $3.7 million increase in charitable donations, mainly driven by our contribution of Class A common shares to a donor-advised fund during the first quarter of fiscal year 2024 in connection with our Pledge 1% commitment. Additionally, general and administrative expense was impacted by a $2.1 million increase in personnel-related expenses, which included a $4.3 million increase in stock-based compensation and a $0.4 million increase in employee termination benefits related to our restructuring actions of which a significant portion occurred during fiscal year 2023, partially offset by a $2.7 million decrease in other employee benefits.
Interest Income

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Interest income	$13,848	$991	$12,857	1,297%
Percentage of revenue	5%	—%

Interest income increased by $12.9 million, or 1,297%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 as a result of a period-over-period increase in interest rates on marketable securities, money market accounts, and cash deposits.
Other Income (Expense), Net

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Other income (expense), net	$4,294	$(2,811)	$7,105	NM (1)
Percentage of revenue	1%	(1)%
(1) Not meaningful
Other income (expense), net increased by $7.1 million, or 253%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily attributable to gains from amortized discounts on marketable securities and greater foreign currency transaction losses incurred in the prior period.
Provision For Income Taxes

	Three Months Ended April 30,
	2023	2022	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,632	$4,789	$(1,157)	(24)%
Percentage of revenue	1%	2%
Provision for income taxes decreased by $1.2 million, or 24%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease in provision for income taxes was primarily driven by lower foreign tax expenses resulting from lower year-over-year earnings of our cost-plus entities in certain foreign jurisdictions as we continue to cut costs internationally.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, and engage in various business acquisitions. As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,786.4 million, and we had an accumulated deficit of $1,856.2 million. During the three months ended April 30, 2023, we reported a net loss of $31.9 million, and net cash provided by operations of $67.3 million.
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
Credit Facility
In October 2020, we entered into the Credit Facility with HSBC Ventures USA Inc., Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank), Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD. Our

obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property. The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions.
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of April 30, 2023, we had no outstanding debt under the Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities (1)	$67,341	$(52,884)
Net cash used in investing activities	$(135,552)	$(15,697)
Net cash used in financing activities	$(20,630)	$(18,187)

(1) Inclusive of:
Payments for employer payroll taxes related to employee equity transactions	$(2,738)	$(3,034)
Net payments of employee tax withholdings on stock option exercises	$(765)	$(5,757)
Cash paid for restructuring costs	$(3,734)	$—
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
Net cash provided by operating activities for the three months ended April 30, 2023 of $67.3 million was driven by cash collections from our customers, which were approximately 39% higher than during the three months ended April 30, 2022. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our workforce restructuring, costs for professional services, software, and office rent.
Net cash used in operating activities for the three months ended April 30, 2022 of $52.9 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2023. Other cash operating expenditures included payments for professional services, software, and office rent. These outflows were partially offset by cash collections from our customers.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2023 of $135.6 million was primarily driven by $215.4 million in purchases of marketable securities and $1.9 million in capital expenditures, partially offset by $79.0 million in maturities of marketable securities.
Net cash used in investing activities for the three months ended April 30, 2022 of $15.7 million was primarily driven by $21.9 million in purchases of marketable securities and $9.7 million in capital expenditures, partially offset by $14.8 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended April 30, 2023 of $20.6 million was driven by payments of tax withholdings on the net settlement of equity awards of $25.9 million and net payments of tax withholdings on sell-to-cover equity award transactions of $0.6 million, partially offset by proceeds from employee stock purchase plan contributions of $4.7 million and proceeds from the exercise of stock options of $1.2 million.
Net cash used in financing activities for the three months ended April 30, 2022 of $18.2 million was driven by payments of tax withholdings on the net settlement of equity awards of $17.3 million and net payments of tax withholdings on sell-to-cover equity award transactions of $10.0 million, partially offset by proceeds from employee stock purchase plan contributions of $6.4 million and proceeds from the exercise of stock options of $2.8 million.
Material Cash Requirements
See Note 11, Commitments and Contingencies—Non-Cancelable Purchase Obligations, for further details on the timing of our purchase commitments. There were no other significant changes to our material cash requirements during the three months ended April 30, 2023 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2023 Form 10-K.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2023 Form 10-K.
Recent Accounting Pronouncements
None.
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
Interest Rate Risk
As of April 30, 2023, we had $1,311.6 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits and money market accounts. In addition, we had $474.8 million of marketable securities, consisting of corporate bonds, commercial paper, municipal bonds, agency bonds, and treasury bills and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of April 30, 2023, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2023.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $14.8 million for the three months ended April 30, 2023. During the three months ended April 30, 2023, approximately 58% of our revenues and approximately 35% of our expenses were denominated in non-U.S. dollar currencies. For the three months ended April 30, 2023 we recognized net foreign currency transaction losses of $0.8 million.

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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2023.
Changes in Internal Control Over Financial Reporting
During the three months ended April 30, 2023, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2023 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
On February 10, 2023, we issued 281,000 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment.
The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. To the extent the issuance of the shares of Class A common stock constituted a sale of securities under federal securities law, such issuance was also made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In April 2021, we completed our IPO, in which we issued and sold 13.0 million shares of our Class A common stock, including 3.6 million shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, and the selling stockholders sold an additional 14.5 million shares, at a public offering price of $56.00 per share, resulting in net proceeds to us of $687.9 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254738), which was declared effective by the SEC on April 20, 2021. There has been no material change in the planned uses of proceeds from our IPO from those disclosed in the 2023 Form 10-K.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
10.1†**	Separation and Release of Claims Agreement between UiPath, Inc. and Christopher Weber, executed March 28, 2023
10.2†**	Advisory Agreement between UiPath, Inc. and Theodore Kummert, executed April 11, 2023
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Indicates management contract or compensatory plan.
**	Certain information contained in this agreement has been omitted because it is the type that the registrant treats as private or confidential and/or is not material.
^	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: June 2, 2023	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)