Form 10-Q
period 2023-07-31
UiPath, Inc.
filed 2023-09-07
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 5, 2023, the registrant had 484,285,345 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, and in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission ("SEC") on March 24, 2023 (the "2023 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2023	January 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,093,898	$1,402,119
Restricted cash	400	—
Marketable securities	735,670	354,774
Accounts receivable, net of allowance for credit losses of $1,128 and $2,698, respectively	226,327	374,217
Contract assets	80,602	69,260
Deferred contract acquisition costs	59,326	49,887
Prepaid expenses and other current assets	107,373	94,150
Total current assets	2,303,596	2,344,407
Marketable securities, non-current	—	2,942
Contract assets, non-current	5,021	6,523
Deferred contract acquisition costs, non-current	134,021	137,616
Property and equipment, net	24,679	29,045
Operating lease right-of-use assets	52,847	52,052
Intangible assets, net	19,244	23,010
Goodwill	90,051	88,010
Deferred tax asset	5,573	5,895
Other assets, non-current	35,108	45,706
Total assets	$2,670,140	$2,735,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,887	$8,891
Accrued expenses and other current liabilities	64,404	76,645
Accrued compensation and employee benefits	67,836	142,582
Deferred revenue	384,015	398,334
Total current liabilities	518,142	626,452
Deferred revenue, non-current	103,780	121,697
Operating lease liabilities, non-current	56,699	56,442
Other liabilities, non-current	8,153	10,457
Total liabilities	686,774	815,048
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized as of July 31, 2023 and January 31, 2023; 0 shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 484,128 and 474,160 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized as of July 31, 2023 and January 31, 2023; 82,453 shares issued and outstanding as of July 31, 2023 and January 31, 2023	1	1
Additional paid-in capital	3,888,414	3,736,838
Accumulated other comprehensive income	11,506	7,612
Accumulated deficit	(1,916,560)	(1,824,298)
Total stockholders’ equity	1,983,366	1,920,158
Total liabilities and stockholders’ equity	$2,670,140	$2,735,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Licenses	$119,300	$103,696	$253,339	$220,700
Subscription services	159,999	124,656	306,351	240,150
Professional services and other	8,011	13,870	17,208	26,438
Total revenue	287,310	242,222	576,898	487,288
Cost of revenue:
Licenses	3,008	2,170	5,555	4,707
Subscription services	26,777	22,326	49,855	43,371
Professional services and other	19,202	20,080	37,244	41,514
Total cost of revenue	48,987	44,576	92,654	89,592
Gross profit	238,323	197,646	484,244	397,696
Operating expenses:
Sales and marketing	169,725	181,547	330,131	371,329
Research and development	86,606	67,849	161,948	136,539
General and administrative	59,577	68,443	116,161	125,973
Total operating expenses	315,908	317,839	608,240	633,841
Operating loss	(77,585)	(120,193)	(123,996)	(236,145)
Interest income	13,582	4,505	27,430	5,496
Other income (expense), net	7,472	(600)	11,766	(3,411)
Loss before income taxes	(56,531)	(116,288)	(84,800)	(234,060)
Provision for income taxes	3,830	4,090	7,462	8,879
Net loss	$(60,361)	$(120,378)	$(92,262)	$(242,939)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.22)	$(0.16)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	562,883	546,058	560,422	544,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(60,361)	$(120,378)	$(92,262)	$(242,939)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(161)	159	(18)	(301)
Foreign currency translation adjustments	1,593	550	3,912	552
Other comprehensive income, net	1,432	709	3,894	251
Comprehensive loss	$(58,929)	$(119,669)	$(88,368)	$(242,688)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	(25,697)	—	—	(25,697)
Charitable donation of Class A common stock	281	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of April 30, 2023	478,122	$5	82,453	$1	$3,801,656	$10,074	$(1,856,199)	$1,955,537
Issuance of common stock upon exercise of stock options	1,824	—	—	—	2,717	—	—	2,717
Issuance of common stock upon settlement of restricted stock units	5,026	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,676)	—	—	—	(27,420)	—	—	(27,420)
Issuance of common stock under employee stock purchase plan	832	—	—	—	9,313	—	—	9,313
Stock-based compensation	—	—	—	—	102,148	—	—	102,148
Other comprehensive income, net	—	—	—	—	—	1,432	—	1,432
Net loss	—	—	—	—	—	—	(60,361)	(60,361)
Balance as of July 31, 2023	484,128	$5	82,453	$1	$3,888,414	$11,506	$(1,916,560)	$1,983,366

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	458,773	$4	82,453	$1	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	1,283	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	3,499	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,125)	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	462,430	$4	82,453	$1	$3,488,255	$10,441	$(1,618,507)	$1,880,194
Issuance of common stock upon exercise of stock options	1,418	—	—	—	1,878	—	—	1,878
Issuance of common stock upon settlement of restricted stock units	3,183	1	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	(1,040)	—	—	—	(18,922)	—	—	(18,922)
Charitable donation of Class A common stock	300	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	570	—	—	—	2,965	—	—	2,965
Issuance of common stock under employee stock purchase plan	578	—	—	—	9,070	—	—	9,070
Repurchase of unvested early exercised stock options	(441)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	88,533	—	—	88,533
Other comprehensive income, net of tax	—	—	—	—	—	709	—	709
Net loss	—	—	—	—	—	—	(120,378)	(120,378)
Balance as of July 31, 2022	466,998	$5	82,453	$1	$3,577,278	$11,150	$(1,738,885)	$1,849,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(92,262)	$(242,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,160	8,065
Amortization of deferred contract acquisition costs	31,229	21,860
Net amortization on marketable securities	(10,745)	860
Stock-based compensation expense	187,145	189,706
Charitable donation of Class A common stock	4,215	5,499
Amortization of operating lease right-of-use assets	6,299	4,597
Provision for deferred income taxes	(57)	1,505
Abandonment and impairment charges	—	2,881
Other non-cash charges (credits), net	965	(1,031)
Changes in operating assets and liabilities:
Accounts receivable	147,725	51,707
Contract assets	(9,455)	(26,146)
Deferred contract acquisition costs	(36,389)	(39,572)
Prepaid expenses and other assets	(6,679)	(4,277)
Accounts payable	(6,033)	2,759
Accrued expenses and other liabilities	(4,229)	(14,507)
Accrued compensation and employee benefits	(74,184)	(45,042)
Operating lease liabilities, net	(7,532)	(2,422)
Deferred revenue	(29,547)	9,876
Net cash provided by (used in) operating activities	111,626	(76,621)
Cash flows from investing activities
Purchases of marketable securities	(709,199)	(45,600)
Maturities of marketable securities	338,644	47,433
Purchases of property and equipment	(2,876)	(16,298)
Payments related to business acquisitions, net of cash acquired	—	(29,477)
Other investing, net	2,754	(507)
Net cash used in investing activities	(370,677)	(44,449)
Cash flows from financing activities
Proceeds from exercise of stock options	3,904	4,682
Payments of tax withholdings on net settlement of equity awards	(52,832)	(38,717)
Net payments of tax withholdings on sell-to-cover equity award transactions	(679)	(10,132)
Proceeds from employee stock purchase plan contributions	9,643	8,507
Payment of deferred consideration related to business acquisition	(5,863)	—
Repurchase of unvested early exercised stock options	—	(1,493)
Net cash used in financing activities	(45,827)	(37,153)
Effect of exchange rate changes	(2,943)	(3,144)
Net decrease in cash, cash equivalents, and restricted cash	(307,821)	(161,367)
Cash, cash equivalents and restricted cash - beginning of period	1,402,119	1,768,723
Cash, cash equivalents and restricted cash - end of period	$1,094,298	$1,607,356
Supplemental disclosure of cash flow information
Cash paid for interest	$413	$527
Cash paid for income taxes	7,234	17,610
Supplemental disclosure of non-cash investing and financing activities
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	—	1,355
Value of shares issued in payment of business acquisitions	—	2,965
Payable for marketable securities purchase	—	3,638
Loan notes issued in connection with business acquisitions	—	11,433
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	2,466	5,129
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York, New York. Our AI-powered UiPath Business Automation Platform offers a robust set of capabilities that allows our customers to discover opportunities for automation, automate using a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale.
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2023 Form 10-K. There have been no significant changes to such policies during the six months ended July 31, 2023.
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
The results of operations for the six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future interim or annual period.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended July 31, 2023 and 2022, we recognized transaction losses of $0.6 million and $0.8 million, respectively. For the six months ended July 31, 2023 and 2022, we recognized transaction losses of $1.4 million and $2.2 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2023 and January 31, 2023, 95% and 98%, respectively, of our cash and cash equivalents were concentrated in the United States, European Union (“EU”) countries, and Japan.
The selection of investments in marketable securities is governed by our investment policy. The policy aims to emphasize principles of safety and liquidity, with the overall objective of earning an attractive rate of return while limiting exposure to risk of loss and avoiding inappropriate concentrations. We use this policy to guide our investment decisions as it stipulates, among other things, a list of eligible investment types, minimum ratings and other restrictions for each type, and overall portfolio composition constraints.
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2023 and 2022, no single customer accounted for 10% or more of our total revenue. As of July 31, 2023 and January 31, 2023, no single customer accounted for 10% or more of our accounts receivable.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards.
The fair value of each stock option is determined using the Black-Scholes pricing model. The fair value of each restricted stock unit ("RSU") and restricted stock award ("RSA") is determined based on the fair value of our Class A common stock on the grant date. The fair value of each performance stock unit ("PSU") that is dependent on the satisfaction of a performance condition is also determined based on the fair value of our Class A common stock on the grant date.The fair value of shares under our employee stock purchase plan ("ESPP") is determined using the Black-Scholes pricing model.

Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the expense classification of the individual earning the award.

The fair value of awards with only service-based vesting conditions is recognized as expense over the requisite service period on a straight-line basis.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
For PSUs dependent on the satisfaction of a performance condition, compensation expense is recognized only when management believes it is probable that the performance condition will be achieved. Although total compensation expense recognized for these awards will ultimately equal the grant date fair value per share multiplied by the number of shares earned by the holder, changes in management's expectations can cause fluctuations in timing of expense over the life of these awards.

The fair value of ESPP shares is recognized over the relevant offering period on a straight-line basis.

With all award types, we account for forfeitures as they occur.
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended July 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$139,718	49%	$120,977	50%
Europe, Middle East, and Africa	81,009	28%	69,521	29%
Asia-Pacific (2)	66,583	23%	51,724	21%
Total revenue	$287,310	100%	$242,222	100%
(1)Revenue from the United States represented 44% and 45% of our total revenues for the three months ended July 31, 2023 and 2022, respectively.
(2)Revenue from Japan represented 10% and 9% of our total revenues for the three months ended July 31, 2023 and 2022, respectively.

	Six Months Ended July 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$263,170	46%	$235,128	48%
Europe, Middle East, and Africa	177,940	31%	139,124	29%
Asia-Pacific (2)	135,788	23%	113,036	23%
Total revenue	$576,898	100%	$487,288	100%
(1)Revenue from the United States represented 41% and 44% of our total revenues for the six months ended July 31, 2023 and 2022, respectively.
(2)Revenue from Japan represented 11% and 11% of our total revenues for the six months ended July 31, 2023 and 2022, respectively.
Deferred Revenue
During the six months ended July 31, 2023 and 2022, we recognized $254.8 million and $201.9 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of July 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $905.4 million, which consists of $487.8 million of billed consideration and $417.6 million of unbilled consideration. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $17.1 million and $11.1 million for the three months ended July 31, 2023 and 2022, respectively, and $31.2 million and $21.9 million for the six months ended July 31, 2023 and 2022, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$61,740	$—	$—	$61,740
Treasury bills and U.S. government securities (1)	555,966	—	(418)	555,548
Corporate bonds	10,809	—	(39)	10,770
Municipal bonds	1,751	—	(15)	1,736
Agency bonds	106,034	—	(158)	105,876
Total marketable securities	$736,300	$—	$(630)	$735,670
(1) Treasury bills with both amortized cost and estimated fair value of $39.8 million are included in cash and cash equivalents due to their original maturity of three months or less.

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
As of July 31, 2023 and January 31, 2023, none and $2.9 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of July 31, 2023 and January 31, 2023, $3.0 million and $3.5 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of July 31, 2023 and January 31, 2023.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of July 31, 2023 and January 31, 2023 (in thousands):

	As of July 31, 2023
	Level 1	Level 2	Total
Financial assets:
Money market	$528,156	$—	$528,156
Treasury bills	39,807	—	39,807
Commercial paper	—	24,977	24,977
Total cash equivalents	567,963	24,977	592,940
Commercial paper	—	61,740	61,740
Treasury bills and U.S. government securities	555,548	—	555,548
Corporate bonds	—	10,770	10,770
Municipal bonds	—	1,736	1,736
Agency bonds	105,876	—	105,876
Total marketable securities	661,424	74,246	735,670
Total	$1,229,387	$99,223	$1,328,610

	As of January 31, 2023
	Level 1	Level 2	Total
Financial assets:
Money market	$319,801	$—	$319,801
Treasury bills	9,968	—	9,968
Total cash equivalents	329,769	—	329,769
Commercial paper	—	62,470	62,470
Treasury bills and U.S. government securities	234,540	—	234,540
Corporate bonds	—	46,486	46,486
Municipal bonds	—	6,308	6,308
Agency bonds	7,912	—	7,912
Total marketable securities	242,452	115,264	357,716
Total	$572,221	$115,264	$687,485
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of July 31, 2023 or January 31, 2023.
6. Business Acquisition
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following (in thousands):

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note paid on July 29, 2023 (first anniversary of closing)	5,863
Loan note to be paid on second anniversary of closing (included in accrued expenses and other current liabilities as of July 31, 2023)	5,570
Working capital adjustment	66
Total	$44,581
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$29,194	$(14,206)	$14,988	3.2
Customer relationships	8,325	(4,985)	3,340	1.6
Trade names and trademarks	273	(251)	22	0.7
Other intangibles	1,231	(337)	894	7.3
Total	$39,023	$(19,779)	$19,244
Acquired intangible assets, net consisted of the following as of January 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Remaining Useful Life (in years)
Developed technology	$28,517	$(11,095)	$17,422	3.5
Customer relationships	8,174	(3,601)	4,573	2.0
Trade names and trademarks	272	(233)	39	1.2
Other intangibles	1,231	(255)	976	7.7
Total	$38,194	$(15,184)	$23,010
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended July 31, 2023 and 2022 was $2.2 million and $1.3 million, respectively, and for the six months ended July 31, 2023 and 2022 was $4.3 million and $2.7 million, respectively.
Expected future amortization expense related to intangible assets was as follows as of July 31, 2023 (in thousands):

Amount
Remainder of year ending January 31, 2024	$4,372
Year ending January 31,
2025	6,766
2026	4,144
2027	2,480
2028	1,179
Thereafter	303
Total	$19,244

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the six months ended July 31, 2023 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2023	$88,010
Effect of foreign currency translation	2,041
Balance as of July 31, 2023	$90,051
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
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost	$3,228	$2,736	$6,299	$5,495
Short-term lease cost	1,320	1,535	2,620	3,043
Variable lease cost	525	316	1,146	523
Sublease income (1)	(533)	(533)	(1,065)	(1,065)
Total	$4,540	$4,054	$9,000	$7,996
(1) Included in other income (expense), net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	July 31, 2023	January 31, 2023
Weighted-average remaining lease term (years)	11.5	12.1
Weighted-average discount rate	7.1%	7.0%
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2023 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$5,393
Year ending January 31,
2025	11,354
2026	9,225
2027	8,608
2028	7,917
Thereafter	48,965
Total operating lease payments	91,462
Less: imputed interest	(28,422)
Total operating lease liabilities	$63,040

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of July 31, 2023, we had non-cancellable commitments in the amount of $4.6 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $6.3 million and $7.0 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023, respectively.
Supplemental cash flow information related to leases for the three and six months ended July 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,545	$1,493	$6,160	$3,557
Operating lease ROU assets obtained in exchange for new operating lease liabilities	2,688	2,120	4,681	2,890
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Prepaid expenses and service credits	$82,520	$67,794
Other current assets	24,853	26,356
Prepaid expenses and other current assets	$107,373	$94,150
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Computers and equipment	$29,003	$28,450
Leasehold improvements	21,843	19,622
Furniture and fixtures	6,604	6,485
Construction in progress	447	2,419
Property and equipment, gross	57,897	56,976
Less: accumulated depreciation	(33,218)	(27,931)
Property and equipment, net	$24,679	$29,045
Depreciation expense for the three months ended July 31, 2023 and 2022 was $2.8 million and $1.9 million, respectively. Depreciation expense for the six months ended July 31, 2023 and 2022 was $5.8 million and $3.8 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Accrued expenses	$12,188	$19,411
Withholding tax from employee equity transactions	2,408	3,772
Employee stock purchase plan withholdings	3,688	3,365
Payroll taxes and other benefits payable	3,879	7,644
Income tax payable	10,220	8,750
Value-added taxes payable	2,567	6,381
Operating lease liabilities, current	6,341	6,997
Deferred consideration for business acquisition, current	5,570	5,863
Other	17,543	14,462
Accrued expenses and other current liabilities	$64,404	$76,645
10. Credit Facility
On October 30, 2020 and as amended, we entered into a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023 (the “Credit Facility”) with HSBC Ventures USA Inc., Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the FDIC as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD (together, the "Lenders"). The Credit Facility contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
As of July 31, 2023 and January 31, 2023, there were no amounts outstanding under the Credit Facility.
In September 2023, we and the Lenders terminated the Credit Facility prior to its original maturity date.
11. Commitments and Contingencies
Letters of Credit
We had a total of $3.6 million and $4.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of July 31, 2023 and January 31, 2023, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2025.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2023 and January 31, 2023, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

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
For the six months ended July 31, 2023, we incurred $2.6 million of expense associated with employee termination benefits in connection with the completion of our restructuring actions.
The following table shows the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of July 31, 2023 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2023	$3,889
Restructuring costs incurred during the six months ended July 31, 2023	2,606
Amount paid during the six months ended July 31, 2023	(4,792)
Accrued restructuring costs as of July 31, 2023	$1,703
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans was $3.5 million and $3.7 million for the three months ended July 31, 2023 and 2022, respectively, and $9.1 million and $8.7 million for the six months ended July 31, 2023 and 2022, respectively.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and credits toward purchase of products and services from strategic alliance partners.
As of July 31, 2023, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$33,578
Year ending January 31,
2025	99,928
2026	56,633
2027	20,332
2028	8,245
Thereafter	—
Total	$218,716
12. Stockholders’ Equity
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. During the six months ended July 31, 2023, we contributed 0.3 million shares of our Class A common stock to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair value of the shares on the contribution date of $4.2 million was recorded within general and administrative expense in the condensed consolidated statements of operations.
Accumulated Other Comprehensive Income (Loss)
For the six months ended July 31, 2023 and 2022, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income (loss), net of tax	3,912	(18)	3,894
Balance as of July 31, 2023	$12,143	$(637)	$11,506

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive income (loss), net of tax	552	(301)	251
Balance as of July 31, 2022	$11,786	$(636)	$11,150
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
RSAs, RSUs, PSUs, and other forms of awards. As of July 31, 2023, we have reserved 173.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of July 31, 2023, the ESPP authorizes the issuance of 21.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of each offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the six months ended July 31, 2023 was as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	13,898	$3.32	7.7	$169,324
Granted	2,614	$0.10
Exercised	(2,722)	$1.43
Forfeited	(205)	$0.82
Outstanding as of July 31, 2023	13,585	$3.11	7.7	$203,300

Vested and exercisable as of July 31, 2023	5,763	$3.61	6.0	$83,392
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2023 was $16.62 per share. The intrinsic value of stock options exercised during the six months ended July 31, 2023 was $42.2 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2023, was $129.8 million, which is to be recognized over a weighted-average remaining period of 2.5 years.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Units
RSU activity during the six months ended July 31, 2023 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	36,785	$22.48
Granted	15,620	$16.60
Vested	(9,133)	$20.89
Forfeited	(5,013)	$23.71
Unvested as of July 31, 2023	38,259	$20.30
The vesting date fair value of RSUs that vested during the six months ended July 31, 2023 was $157.0 million.
As of July 31, 2023, total unrecognized compensation expense related to unvested RSUs was approximately $693.1 million, which is to be recognized over a weighted-average remaining period of 2.6 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of July 31, 2023, total unrecognized compensation expense related to unvested RSAs was $1.1 million and will be recognized over the remaining vesting period of 1.1 years.
Performance Stock Units
On July 31, 2023, we granted approximately 0.1 million PSUs at a grant date fair value of $18.08 per share. The PSUs are subject to performance conditions related to the achievement of certain individual and Company targets for fiscal year 2024, and the number of shares earned will ultimately be 0%, 100%, or 200% of the base number of PSUs awarded. To the extent that they are earned, these PSUs will vest on April 1, 2024.
Employee Stock Purchase Plan Awards
During the six months ended July 31, 2023, 0.8 million shares were purchased under the ESPP at $11.19 per share. As of July 31, 2023, total unrecognized compensation expense related to the ESPP was approximately $2.5 million, which is to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of July 31, 2023,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
total unrecognized compensation expense related to these shares was $5.1 million, which is to be recognized over a weighted-average remaining period of 2.0 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of subscription services revenue	$3,809	$2,841	$6,987	$6,057
Cost of professional services and other revenue	3,083	2,528	5,782	6,402
Sales and marketing	39,007	35,889	72,130	86,647
Research and development	33,071	23,501	57,844	50,124
General and administrative	23,127	23,493	44,402	40,476
Total	$102,097	$88,252	$187,145	$189,706
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
We had a provision for income taxes of $3.8 million and $4.1 million for the three months ended July 31, 2023 and 2022, respectively. Our effective tax rate was (6.8%) and (3.5%) for the three months ended July 31, 2023 and 2022, respectively. For the three months ended July 31, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets ("DTAs") for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the United States and foreign countries.
We had a provision for income taxes of $7.5 million and $8.9 million for the six months ended July 31, 2023 and 2022, respectively. Our effective tax rate was (8.8%) and (3.8%) for the six months ended July 31, 2023 and 2022, respectively. For the six months ended July 31, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing DTAs for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the United States and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended July 31, 2023, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against the U.S., Romania, and the U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of July 31, 2023, there is no valuation allowance recorded against DTAs associated with Japan as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of July 31, 2023, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $1.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of UiPath, Inc. and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, with currently open audits in Romania and India, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next fiscal quarter based on the current positions undertaken by us.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(51,519)	$(8,842)	$(102,201)	$(18,177)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	480,430	82,453	463,605	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.22)	$(0.22)

	Six Months Ended July 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(78,688)	$(13,574)	$(206,118)	$(36,821)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	477,969	82,453	461,561	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.45)	$(0.45)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended July 31,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	40,122	—	29,562	—
Outstanding stock options	14,206	—	14,138	—
Shares subject to repurchase from RSAs and early exercised stock options	53	—	116	—
Shares issuable under ESPP	680	—	588	—
Returnable shares issued in connection with business acquisition	422	—	14	—
Total	55,483	—	44,418	—

	Six Months Ended July 31,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	38,760	—	28,435	—
Outstanding stock options	14,047	—	13,965	—
Shares subject to repurchase from RSAs and early exercised stock options	58	—	483	—
Shares issuable under ESPP	787	—	808	—
Returnable shares issued in connection with business acquisition	425	—	7	—
Total weighted-average anti-dilutive common stock equivalents	54,077	—	43,698	—

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
We did not incur any expense related to use of the aircraft for the three and six months ended July 31, 2023. For the three and six months ended July 31, 2022, we incurred expenses of $1.1 million and $1.9 million, respectively in connection with our business use of the aircraft.
17. Subsequent Events
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization expires on March 1, 2025, subject to modification by the board of directors in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2023 (the "2023 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and under Part I, Item 1A, "Risk Factors," in the 2023 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
Business Highlights for the Three and Six Months Ended July 31, 2023:
•Quarter-to-date revenue of $287.3 million increased 19% year-over-year.
•Year-to-date revenue of $576.9 million increased 18% year-over-year.
•ARR at July 31, 2023 of $1,307.9 million increased 25% year-over-year.
•Gross margin was 83% for the three months ended July 31, 2023, compared to 82% for the three months ended July 31, 2022.
•Gross margin was 84% for the six months ended July 31, 2023, compared to 82% for the six months ended July 31, 2022.
•Cash flow from operations was $111.6 million for the six months ended July 31, 2023, compared to $(76.6) million for the six months ended July 31, 2022.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,830.0 million as of July 31, 2023, compared to $1,759.8 million as of January 31, 2023.
The Macroeconomic Environment and Foreign Currency Fluctuations
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the impact of the ongoing Russia-Ukraine conflict, other changes in geopolitical relationships, rising inflation and interest rates, monetary policy changes, financial services sector instability, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers, prospective customers, and partners.

Internationally, we price our platform in currencies that may not be the functional currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations, which may impact demand for our platform, our near-term results, and our ability to predict future results. Further, cash, cash equivalents, and marketable securities represent a significant portion of our total assets; as such, liquidity concerns in the financial services industry may have an effect on our business, financial conditions, and results of operations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
Fiscal Year 2023 Restructuring Actions
On June 24, 2022, our board of directors approved restructuring actions to manage our operating expenses. These actions included an overall reduction of approximately 5% of our global workforce, aimed at simplifying our go-to-market approach to improve market segmentation, increase sales productivity, and provide best-in-class customer experience and outcomes. On November 10, 2022, our board of directors approved further restructuring actions, including an additional 6% workforce reduction to further support our strategic positioning to drive increased execution velocity, operational efficiency, and customer centricity. Restructuring actions were completed during the second quarter of fiscal year 2024. Refer to Note 11, Commitments and Contingencies—Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Key Performance Metric
We monitor annualized renewal run rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific reserves, for example those for credit losses or disputed amounts. At July 31, 2023 and 2022, our ARR was $1,307.9 million and $1,043.3 million, respectively, representing a growth rate of 25%. Approximately 20% of this growth rate was due to new customers and 80% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 121% and 132% as of July 31, 2023 and 2022, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our GAAP revenue and ARR calculations. Generally speaking, our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, future revenue can be impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced upfront, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract, whereas revenue is determined by total contract value and timing of transfer of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.
A summary of ARR-related data at July 31, 2023 and 2022 is as follows:

	At July 31,
	2023	2022
	(dollars in thousands)
ARR	$1,307,904	$1,043,286
Incremental ARR (1)	264,618	316,819

Customers with ARR ≥ $1 million:
Number of customers	254	190
Percent of current period revenue	43%	40%
Customers with ARR ≥ $100 thousand:
Number of customers	1,930	1,660
Percent of current period revenue	81%	80%

Dollar-based net retention rate	121%	132%
(1) For the twelve months ended July 31, 2023 and 2022, respectively
Components of Results of Operations
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
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes expenses related to third-party consulting services and allocated overhead. We recognize these expenses as they are incurred. We expect cost of professional services and other revenue to increase in absolute dollars in the future as our customer base grows.
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
Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Licenses	$119,300	$103,696	$253,339	$220,700
Subscription services	159,999	124,656	306,351	240,150
Professional services and other	8,011	13,870	17,208	26,438
Total revenue	287,310	242,222	576,898	487,288
Cost of revenue:
Licenses (1)	3,008	2,170	5,555	4,707
Subscription services (1)(2)(3)	26,777	22,326	49,855	43,371
Professional services and other (2)(3)	19,202	20,080	37,244	41,514
Total cost of revenue	48,987	44,576	92,654	89,592
Gross profit	238,323	197,646	484,244	397,696
Operating expenses:
Sales and marketing (1)(2)(3)(4)	169,725	181,547	330,131	371,329
Research and development (2)(3)(4)	86,606	67,849	161,948	136,539
General and administrative (1)(2)(3)(4)	59,577	68,443	116,161	125,973
Total operating expenses	315,908	317,839	608,240	633,841
Operating loss	(77,585)	(120,193)	(123,996)	(236,145)
Interest income	13,582	4,505	27,430	5,496
Other income (expense), net	7,472	(600)	11,766	(3,411)
Loss before income taxes	(56,531)	(116,288)	(84,800)	(234,060)
Provision for income taxes	3,830	4,090	7,462	8,879
Net loss	$(60,361)	$(120,378)	$(92,262)	$(242,939)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$851	$562	$1,687	$1,158

Cost of subscription services revenue	594	330	1,178	660
Sales and marketing	681	413	1,352	827
General and administrative	41	46	82	92
Total amortization of acquired intangible assets	$2,167	$1,351	$4,299	$2,737

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,809	$2,841	$6,987	$6,057
Cost of professional services and other revenue	3,083	2,528	5,782	6,402
Sales and marketing	39,007	35,889	72,130	86,647
Research and development	33,071	23,501	57,844	50,124
General and administrative	23,127	23,493	44,402	40,476
Total stock-based compensation expense	$102,097	$88,252	$187,145	$189,706

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$85	$62	$175	$146
Cost of professional services and other revenue	68	62	139	141
Sales and marketing	501	1,202	1,725	2,629
Research and development	584	320	1,185	801
General and administrative	491	186	869	363
Total employer payroll tax expense related to equity transactions	$1,729	$1,832	$4,093	$4,080

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$167	$137	$167	$137
Cost of professional services and other revenue	—	320	—	320
Sales and marketing	1,087	10,732	$1,316	10,732
Research and development	109	43	394	43
General and administrative	354	802	729	802
Total restructuring expense	$1,717	$12,034	$2,606	$12,034

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	41%	43%	44%	45%
Subscription services	56%	51%	53%	49%
Professional services and other	3%	6%	3%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	9%	9%	9%	9%
Professional services and other	7%	8%	6%	8%
Total cost of revenue	17%	18%	16%	18%
Gross profit	83%	82%	84%	82%
Operating expenses:
Sales and marketing	59%	75%	57%	76%
Research and development	30%	28%	28%	28%
General and administrative	21%	29%	20%	26%
Total operating expenses	110%	132%	105%	130%
Operating loss	(27)%	(50)%	(21)%	(48)%
Interest income	4%	2%	4%	1%
Other income (expense), net	3%	—%	2%	(1)%
Loss before income taxes	(20)%	(48)%	(15)%	(48)%
Provision for income taxes	1%	2%	1%	2%
Net loss	(21)%	(50)%	(16)%	(50)%

Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$119,300	$103,696	$15,604	15%
Subscription services	159,999	124,656	35,343	28%
Professional services and other	8,011	13,870	(5,859)	(42)%
Total revenue	$287,310	$242,222	$45,088	19%
Total revenue increased by $45.1 million, or 19%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to a $35.3 million increase in subscription services revenue and a $15.6 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the growth in total revenue, 34% was attributable to new customers and 66% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$3,008	$2,170	$838	39%
Subscription services	26,777	22,326	4,451	20%
Professional services and other	19,202	20,080	(878)	(4)%
Total cost of revenue	$48,987	$44,576	$4,411	10%
Gross Margin	83%	82%

Total cost of revenue increased by $4.4 million, or 10%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase in cost of subscription services revenue. The increase in cost of subscription services revenue was driven by a $3.5 million increase in personnel-related expenses, which included a $2.3 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, and a $1.0 million increase in stock-based compensation. Cost of subscription services revenue was also impacted by a $0.7 million increase in hosting costs and software services due to increased usage and a $0.2 million increase in costs associated with the use of third-party vendors. The increase in cost of licenses revenue was driven by a $0.5 million increase in software services costs and a $0.3 million increase in amortization expense related to the prior year acquisition of Re:Infer. The decrease in cost of professional services and other revenue was driven by a $1.7 million decrease in costs associated with the use of third-party vendors to deliver professional services to our customers, partially offset by an $0.8 million increase in personnel-related costs that was mainly driven by an increase in stock-based compensation.
Our gross margin increased to 83% for the three months ended July 31, 2023 compared to 82% for the three months ended July 31, 2022 primarily due to strong growth in higher-margin subscription services revenue.

Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Sales and marketing	$169,725	$181,547	$(11,822)	(7)%
Percentage of revenue	59%	75%
Sales and marketing expense decreased by $11.8 million, or 7%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease was primarily attributable to a $15.1 million decrease in personnel-related expenses, which included a $9.2 million decrease in employee termination benefits related to our restructuring actions, of which a significant portion occurred during fiscal year 2023, a $5.9 million decrease in salary-related and bonus expenses associated with the resulting decrease in headcount, a $1.1 million decrease in general employee severance costs, a $0.8 million decrease in payroll taxes, and a $0.7 million decrease in employer payroll tax expense related to equity transactions. These decreases were partially offset by a $3.1 million increase in stock-based compensation expense. Sales and marketing expense was also impacted by a $2.2 million increase in the amortization of capitalized contract acquisition costs as a result of higher commissions earned, and a $2.6 million increase in sales-related software expenses, partially offset by a $1.9 million decrease in third-party consulting fees.
Research and Development

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Research and development	$86,606	$67,849	$18,757	28%
Percentage of revenue	30%	28%
Research and development expense increased by $18.8 million, or 28%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily attributable to a $15.7 million increase in personnel-related expenses, which included a $9.6 million increase in stock-compensation expense and a $5.8 million increase in salary-related and bonus expenses, mainly driven by increased headcount. Research and development expense was also impacted by a $2.7 million increase in hosting and software service expenses and a $0.6 million increase in travel expenses, partially offset by a $0.5 million decrease in third-party consulting fees.
General and Administrative

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
General and administrative	$59,577	$68,443	$(8,866)	(13)%
Percentage of revenue	21%	29%
General and administrative expense decreased by $8.9 million, or 13%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease was primarily attributable to a $5.7 million decrease in charitable donations, mainly driven by our contribution of Class A common shares to a donor-advised fund during the second quarter of fiscal year 2023 in connection with our Pledge 1% commitment, a $1.9 million decrease in third-party consulting fees, a $1.4 million decrease in insurance costs, and an aggregate $1.3 million decrease in software service and travel costs, partially offset by and an increase of $1.1 million in our provision for credit losses as a result of a prior period benefit from collections associated with customers in Russia, a $0.8 million increase in other administrative costs, and a $0.7 million increase in depreciation expense.

Interest Income

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Interest income	$13,582	$4,505	$9,077	201%
Percentage of revenue	4%	2%
Interest income increased by $9.1 million, or 201%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 as a result of a period-over-period increase in our marketable securities balance as well as increased interest rates.
Other Income (Expense), Net

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Other income (expense), net	$7,472	$(600)	$8,072	NM (1)
Percentage of revenue	3%	—%
(1) Not meaningful
Other income (expense), net increased by $8.1 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily attributable to higher amortization of discounts on marketable securities.
Provision For Income Taxes

	Three Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,830	$4,090	$(260)	(6)%
Percentage of revenue	1%	2%
Provision for income taxes decreased by $0.3 million, or 6%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease in provision for income taxes was driven by lower foreign tax expenses of our cost-plus entities in certain foreign jurisdiction in the current period than in the prior comparable period as we continue to optimize our cost base.
Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$253,339	$220,700	$32,639	15%
Subscription services	306,351	240,150	66,201	28%
Professional services and other	17,208	26,438	(9,230)	(35)%
Total revenue	$576,898	$487,288	$89,610	18%
Total revenue increased by $89.6 million, or 18%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to a $66.2 million increase in subscription services revenue, related in part to the transition to our Flex Offerings, and a $32.6 million increase in licenses revenue. As we continued to expand our sales efforts in the United States and internationally, total revenue grew across all regions. Of the increase in total revenue, 27% was attributable to new customers and 73% was attributable to existing customers.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$5,555	$4,707	$848	18%
Subscription services	49,855	43,371	6,484	15%
Professional services and other	37,244	41,514	(4,270)	(10)%
Total cost of revenue	$92,654	$89,592	$3,062	3%
Gross margin	84%	82%
Total cost of revenue increased by $3.1 million, or 3%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, due to an increase in cost of subscription services revenue, partially offset by a decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $4.8 million increase in personnel-related expenses, associated with both increased headcount and merit increases. Cost of subscription services revenue was also impacted by a $0.9 million increase in software services costs as a result of increased consumption. The decrease in cost of professional services and other revenue was primarily driven by a $3.7 million decrease in costs associated with the use of third-party vendors to deliver professional services to our customers and a $0.8 million decrease in personnel-related expenses, primarily due to a decrease in stock-based compensation.
Our gross margin increased to 84% for the six months ended July 31, 2023 compared to 82% for the six months ended July 31, 2022 primarily due to strong growth in higher-margin subscription services revenue.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Sales and marketing	$330,131	$371,329	$(41,198)	(11)%
Percentage of revenue	57%	76%
Sales and marketing expense decreased by $41.2 million, or 11%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This decrease was primarily attributable to a $46.8 million decrease in personnel-related expenses, inclusive of a $21.9 million decrease in salary-related and bonus expenses as a result of a decreased headcount driven by our restructuring actions, a $14.5 million decrease in stock-based compensation, an $8.9 million decrease in employee termination benefits resulting from our restructuring actions of which a significant portion occurred during fiscal year 2023, and an aggregate $1.5 million decrease in employer payroll tax expense related to equity transactions and general severance expense. Sales and marketing expense was also impacted by a $5.1 million decrease in third-party consulting fees, a $1.6 million decrease related to a non-recurring abandonment and impairment charge associated with the early termination of a leased office space incurred during the first quarter of fiscal year 2023, and a $1.3 million decrease in marketing expense. These decreases were partially offset by a $5.3 million increase in hosting and software service costs, a $2.5 million increase in travel-related expenses as a result of planned marketing events, and a $4.1 million increase in the amortization of capitalized contract acquisition costs as a result of higher commissions earned.
Research and Development

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Research and development	$161,948	$136,539	$25,409	19%
Percentage of revenue	28%	28%
Research and development expense increased by $25.4 million, or 19%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily attributable to a $19.3 million increase in personnel-related expenses, which included a $9.9 million increase in gross salaries and other payroll related expenses largely due to an increase in headcount, a $7.7 million increase in stock-based compensation, a $1.0 million increase in employee insurance costs, and a $0.5 million increase in general employee severance. Research and development expense was also impacted by a $4.7 million increase in hosting and software service costs and an aggregate $1.3 million increase in travel-related costs.
General and Administrative

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
General and administrative	$116,161	$125,973	$(9,812)	(8)%
Percentage of revenue	20%	26%
General and administrative expense decreased by $9.8 million, or 8% for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This decrease was primarily attributable to a $4.6 million decrease in third-party consulting fees, a $3.3 million decrease in software service expense, and a $1.5 million decrease in credit loss expense primarily associated with customers in Russia impacting collections during the first quarter of fiscal year 2023, a $2.0 million decrease in charitable donations mainly driven a smaller contribution of Class A common shares to a donor-advised fund in the current year, and a $0.7 million decrease in travel-related expenses. General and administrative expense was also impacted by a $2.0 million increase in personnel-related expenses, which included a $3.9 million increase in stock-based compensation and a $0.5 million increase in employer payroll tax expense related to equity transactions, partially offset by a $2.4 million decrease in other employee benefits. Other drivers during the period included a $1.4 million increase in rent and facility-related costs and an $0.8 million increase in depreciation and amortization expense.
Interest Income

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Interest income	$27,430	$5,496	$21,934	399%
Percentage of revenue	4%	1%
Interest income increased by $21.9 million, or 399%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 as a result of a period-over-period increase in our marketable securities balance as well as increased interest rates.
Other Income (Expense), Net

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Other income (expense), net	$11,766	$(3,411)	$15,177	NM (1)
Percentage of revenue	2%	(1)%
(1) Not meaningful
Other income (expense), net increased by $15.2 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily attributable to amortization of discounts on marketable securities in the current period and greater foreign currency transaction losses incurred in the prior period.

Provision For Income Taxes

	Six Months Ended July 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Provision for income taxes	$7,462	$8,879	$(1,417)	(16)%
Percentage of revenue	1%	2%
Provision for income taxes decreased by $1.4 million, or 16%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The decrease in provision for income taxes was primarily driven by lower foreign tax expenses of our cost-plus entities in certain foreign jurisdictions in the current period than in the prior comparable period as we continue to optimize our cost base.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, and engage in various business acquisitions. As of July 31, 2023, our principal sources of liquidity were cash and cash equivalents, restricted cash and marketable securities totaling $1,830.0 million, and we had an accumulated deficit of $1,916.6 million. During the six months ended July 31, 2023, we reported a net loss of $92.3 million and net cash provided by operating activities of $111.6 million.
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
We believe that our existing cash and cash equivalents, restricted cash, marketable securities, and payments from customers will be sufficient to fund our anticipated cash requirements for the next twelve months and the long term.
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
Borrowings under the Credit Facility bear interest at a base rate, as defined in the Credit Facility, plus a margin of 2.0% or 3.0% depending on the base rate. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily amount available to be drawn. As of July 31, 2023, we had no outstanding debt under the Credit Facility.
In September 2023, we and the lenders party thereto terminated the Credit Facility prior to its original maturity date.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities (1)	$111,626	$(76,621)
Net cash used in investing activities	$(370,677)	$(44,449)
Net cash used in financing activities	$(45,827)	$(37,153)

(1) Inclusive of:
Payments for employer payroll taxes related to employee equity transactions	$(4,830)	$(4,953)
Net payments of employee tax withholdings on stock option exercises	$(924)	$(5,664)
Cash paid for restructuring costs	$(4,792)	$(5,196)
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
Net cash provided by operating activities for the six months ended July 31, 2023 of $111.6 million was driven by cash collections from our customers, which were approximately 30% higher than during the six months ended July 31, 2022. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our workforce restructuring, costs for professional services, software, and office rent.
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
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2023 of $370.7 million was primarily driven by $709.2 million in purchases of marketable securities and $2.9 million in capital expenditures, partially offset by $338.6 million in maturities of marketable securities.
Net cash used in investing activities for the six months ended July 31, 2022 of $44.4 million was primarily driven by $45.6 million in purchases of marketable securities, $29.5 million in cash consideration associated with the acquisition of Re:infer, which is presented net of cash acquired, and $16.3 million in capital expenditures, partially offset by $47.4 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the six months ended July 31, 2023 of $45.8 million was driven by payments of tax withholdings on net settlement of equity awards of $52.8 million, $5.9 million in deferred cash consideration paid on the first anniversary of the acquisition of Re:infer, and net payments of tax withholdings on sell-to-cover equity award transactions of $0.7 million, partially offset by proceeds from employee stock purchase plan contributions of $9.6 million and stock option exercise proceeds of $3.9 million.
Net cash used in financing activities for the six months ended July 31, 2022 of $37.2 million was driven by payments of tax withholdings on net settlement of equity awards of $38.7 million, net payments of tax withholdings on sell-to-cover equity award transactions of $10.1 million, and $1.5 million in repurchases of unvested early exercised stock options, partially offset by proceeds from employee stock purchase plan contributions of $8.5 million and stock option exercise proceeds of $4.7 million.
Material Cash Requirements
See Note 11, Commitments and Contingencies—Non-Cancelable Purchase Obligations, for further details on the timing of our purchase commitments. There were no other significant changes to our material cash requirements during the six months ended July 31, 2023 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2023 Form 10-K.
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
Interest Rate Risk
As of July 31, 2023, we had $1,093.9 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits and money market accounts. In addition, we had $735.7 million of marketable securities, consisting of corporate bonds, commercial paper, municipal bonds, agency bonds, and treasury bills and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The Credit Facility allowed us to borrow up to $200.0 million as of July 31, 2023, but there were no amounts outstanding thereunder. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the six months ended July 31, 2023.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $13.4 million for the six months ended July 31, 2023. During the six months ended July 31, 2023, approximately 55% of our revenues and approximately 34% of our expenses were denominated in non-U.S. dollar currencies. For the six months ended July 31, 2023 we recognized net foreign currency transaction losses of $1.4 million.
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

Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2023.
Changes in Internal Control Over Financial Reporting
During the three months ended July 31, 2023, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K, except as follows:
If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and artificial intelligence ("AI") technology and our customers’ evolving needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including AI and machine learning, we may be required to commit significant resources to developing new products, enhancements and developments. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, including successful product design and timely product introduction, sufficient customer demand, cost effectiveness in our product development efforts, and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely. In addition, because our platform is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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
Issues raised by the use of AI (including machine learning and large language models) in our platforms may result in reputational harm or liability.
AI is enabled by or integrated into parts of our technology platform and has been and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections or data protection). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platform, including generative artificial intelligence, could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter, or could raise the risks brought by their inherent flawed security or data practices. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns, and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services were to become more important to us over time. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing legislation or forthcoming and new proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. The rapid evolution of AI may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platform may subject us to new or heightened legal, regulatory, ethical, or other challenges. Our technologies and business practices are designed to mitigate many of these risks. For example, our platform includes data governance tools and other tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. In addition, we have developed internal responsible AI guidelines. However, there is still work to implement these controls and if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(c) Trading Arrangements
During the three months ended July 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as follows:

•On June 23, 2023, Richard P. Wong, a member of our board of directors, on behalf of a family trust, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the

Exchange Act to sell, between September 22, 2023 and December 29, 2023, up to 400,000 shares of our Class A common stock, subject to limit prices.
Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: September 7, 2023	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)