Form 10-Q
period 2023-10-31
UiPath, Inc.
filed 2023-12-04
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 1, 2023, the registrant had 483,625,511 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about UiPath, Inc. and its consolidated subsidiaries (“UiPath,” the “Company,” “we,” “us,” or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, annualized renewal run-rate ("ARR"), expenses, and other operating results;
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
•our growth strategies;
•the estimated addressable market opportunity for our platform and for AI-powered automation in general;
•our reliance on key personnel and our ability to attract, integrate, and retain highly-qualified personnel and execute management transitions;
•our ability to obtain, maintain, and enforce our intellectual property rights and any costs associated therewith;
•the effect of significant events with macroeconomic impacts, including, but not limited to, military conflicts and other changes in geopolitical relationships and inflationary cost trends, on our business, industry, and the global economy;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	October 31, 2023	January 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,003,080	$1,402,119
Restricted cash	444	—
Marketable securities	814,097	354,774
Accounts receivable, net of allowance for credit losses of $1,023 and $2,698, respectively	373,091	374,217
Contract assets	84,164	69,260
Deferred contract acquisition costs	63,553	49,887
Prepaid expenses and other current assets	91,224	94,150
Total current assets	2,429,653	2,344,407
Marketable securities, non-current	—	2,942
Contract assets, non-current	6,078	6,523
Deferred contract acquisition costs, non-current	139,932	137,616
Property and equipment, net	22,504	29,045
Operating lease right-of-use assets	53,711	52,052
Intangible assets, net	16,460	23,010
Goodwill	87,293	88,010
Deferred tax assets	5,143	5,895
Other assets, non-current	26,284	45,706
Total assets	$2,787,058	$2,735,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,664	$8,891
Accrued expenses and other current liabilities	108,014	76,645
Accrued compensation and employee benefits	100,170	142,582
Deferred revenue	405,837	398,334
Total current liabilities	627,685	626,452
Deferred revenue, non-current	132,600	121,697
Operating lease liabilities, non-current	57,687	56,442
Other liabilities, non-current	7,873	10,457
Total liabilities	825,845	815,048
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 488,021 and 474,160 shares issued; 484,782 and 474,160 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 3,239 shares and none, respectively	(52,649)	—
Additional paid-in capital	3,958,795	3,736,838
Accumulated other comprehensive income	3,158	7,612
Accumulated deficit	(1,948,097)	(1,824,298)
Total stockholders’ equity	1,961,213	1,920,158
Total liabilities and stockholders’ equity	$2,787,058	$2,735,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Licenses	$148,068	$118,175	$401,407	$338,875
Subscription services	167,529	130,159	473,880	370,309
Professional services and other	10,324	14,410	27,532	40,848
Total revenue	325,921	262,744	902,819	750,032
Cost of revenue:
Licenses	2,781	3,208	8,336	7,915
Subscription services	28,647	20,578	78,502	63,949
Professional services and other	18,492	18,982	55,736	60,496
Total cost of revenue	49,920	42,768	142,574	132,360
Gross profit	276,001	219,976	760,245	617,672
Operating expenses:
Sales and marketing	191,282	156,469	521,413	527,798
Research and development	84,514	67,341	246,462	203,880
General and administrative	56,024	63,157	172,185	189,130
Total operating expenses	331,820	286,967	940,060	920,808
Operating loss	(55,819)	(66,991)	(179,815)	(303,136)
Interest income	14,483	9,561	41,913	15,057
Other income (expense), net	13,725	888	25,491	(2,523)
Loss before income taxes	(27,611)	(56,542)	(112,411)	(290,602)
Provision for income taxes	3,926	1,182	11,388	10,061
Net loss	$(31,537)	$(57,724)	$(123,799)	$(300,663)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	567,036	550,164	562,651	546,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(31,537)	$(57,724)	$(123,799)	$(300,663)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	277	(324)	259	(625)
Foreign currency translation adjustments	(8,625)	(3,873)	(4,713)	(3,321)
Other comprehensive loss, net	(8,348)	(4,197)	(4,454)	(3,946)
Comprehensive loss	$(39,885)	$(61,921)	$(128,253)	$(304,609)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	—	—	(25,697)	—	—	(25,697)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of April 30, 2023	478,122	$5	82,453	$1	—	$—	$3,801,656	$10,074	$(1,856,199)	$1,955,537
Issuance of common stock upon exercise of stock options	1,824	—	—	—	—	—	2,717	—	—	2,717
Issuance of common stock upon settlement of restricted stock units	5,026	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,676)	—	—	—	—	—	(27,420)	—	—	(27,420)
Issuance of common stock under employee stock purchase plan	832	—	—	—	—	—	9,313	—	—	9,313
Stock-based compensation	—	—	—	—	—	—	102,148	—	—	102,148
Other comprehensive income, net	—	—	—	—	—	—	—	1,432	—	1,432
Net loss	—	—	—	—	—	—	—	—	(60,361)	(60,361)
Balance as of July 31, 2023	484,128	$5	82,453	$1	—	$—	$3,888,414	$11,506	$(1,916,560)	$1,983,366
Issuance of common stock upon exercise of stock options	837	—	—	—	—	—	1,516	—	—	1,516
Vesting of early exercised stock options	—	—	—	—	—	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	4,639	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,583)	—	—	—	—	—	(27,047)	—	—	(27,047)
Repurchase of Class A common stock	—	—	—	—	(3,239)	(52,649)	—	—	—	(52,649)
Stock-based compensation	—	—	—	—	—	—	95,911	—	—	95,911
Other comprehensive loss, net	—	—	—	—	—	—	—	(8,348)	—	(8,348)
Net loss	—	—	—	—	—	—	—	—	(31,537)	(31,537)
Balance as of October 31, 2023	488,021	$5	82,453	$1	(3,239)	$(52,649)	$3,958,795	$3,158	$(1,948,097)	$1,961,213

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	458,773	$4	82,453	$1	—	$—	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	1,283	—	—	—	—	—	2,683	—	—	2,683
Vesting of early exercised stock options	—	—	—	—	—	—	1,355	—	—	1,355
Issuance of common stock upon settlement of restricted stock units	3,499	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,125)	—	—	—	—	—	(24,827)	—	—	(24,827)
Stock-based compensation	—	—	—	—	—	—	102,085	—	—	102,085
Other comprehensive loss, net	—	—	—	—	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	—	—	(122,561)	(122,561)
Balance as of April 30, 2022	462,430	$4	82,453	$1	—	$—	$3,488,255	$10,441	$(1,618,507)	$1,880,194
Issuance of common stock upon exercise of stock options	1,418	—	—	—	—	—	1,878	—	—	1,878
Issuance of common stock upon settlement of restricted stock units	3,183	1	—	—	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	(1,040)	—	—	—	—	—	(18,922)	—	—	(18,922)
Charitable donation of Class A common stock	300	—	—	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	570	—	—	—	—	—	2,965	—	—	2,965
Issuance of common stock under employee stock purchase plan	578	—	—	—	—	—	9,070	—	—	9,070
Repurchase of unvested early exercised stock options	(441)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	88,533	—	—	88,533
Other comprehensive income, net	—	—	—	—	—	—	—	709	—	709
Net loss	—	—	—	—	—	—	—	—	(120,378)	(120,378)
Balance as of July 31, 2022	466,998	$5	82,453	$1	—	$—	$3,577,278	$11,150	$(1,738,885)	$1,849,549
Issuance of common stock upon exercise of stock options	1,087	—	—	—	—	—	2,889	—	—	2,889
Issuance of common stock upon settlement of restricted stock units	2,790	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(951)	—	—	—	—	—	(11,998)	—	—	(11,998)
Stock-based compensation	—	—	—	—	—	—	81,305	—	—	81,305
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,197)	—	(4,197)
Net loss	—	—	—	—	—	—	—	—	(57,724)	(57,724)
Balance as of October 31, 2022	469,924	$5	82,453	$1	—	$—	$3,649,474	$6,953	$(1,796,609)	$1,859,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(123,799)	$(300,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,555	12,993
Amortization of deferred contract acquisition costs	52,828	37,967
Net amortization on marketable securities	(19,556)	501
Stock-based compensation expense	283,025	270,797
Charitable donation of Class A common stock	4,215	5,499
Amortization of operating lease right-of-use assets	9,663	8,555
Provision for deferred income taxes	(1,040)	1,171
Abandonment and impairment charges	—	2,881
Other non-cash credits, net	(4,864)	(1,714)
Changes in operating assets and liabilities:
Accounts receivable	(1,507)	(33,449)
Contract assets	(14,875)	(27,735)
Deferred contract acquisition costs	(71,727)	(69,657)
Prepaid expenses and other assets	17,247	(27,361)
Accounts payable	5,767	2,414
Accrued expenses and other liabilities	22,309	(13,785)
Accrued compensation and employee benefits	(40,590)	(26,096)
Operating lease liabilities, net	(10,296)	(488)
Deferred revenue	30,125	54,232
Net cash provided by (used in) operating activities	153,480	(103,938)
Cash flows from investing activities
Purchases of marketable securities	(1,006,606)	(204,311)
Maturities of marketable securities	576,480	93,298
Purchases of property and equipment	(3,558)	(21,614)
Payments related to business acquisition, net of cash acquired	—	(29,542)
Other investing, net	2,754	(507)
Net cash used in investing activities	(430,930)	(162,676)
Cash flows from financing activities
Repurchases of Class A common stock	(52,649)	—
Proceeds from exercise of stock options	5,421	7,605
Payments of tax withholdings on net settlement of equity awards	(75,495)	(53,300)
Net payments of tax withholdings on sell-to-cover equity award transactions	(645)	(10,132)
Proceeds from employee stock purchase plan contributions	14,253	13,525
Payment of deferred consideration related to business acquisition	(5,863)	—
Repurchase of unvested early exercised stock options	—	(1,493)
Net cash used in financing activities	(114,978)	(43,795)
Effect of exchange rate changes	(6,167)	(7,162)
Net decrease in cash, cash equivalents, and restricted cash	(398,595)	(317,571)
Cash, cash equivalents, and restricted cash - beginning of period	1,402,119	1,768,723
Cash, cash equivalents, and restricted cash - end of period	$1,003,524	$1,451,152
Supplemental disclosure of cash flow information
Cash paid for interest	$515	$720
Cash paid for income taxes	9,136	19,060
Supplemental disclosure of non-cash investing and financing activities
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	1	1,355
Value of shares issued in payment of business acquisitions	—	2,965
Payable for marketable securities purchase	9,747	2,894
Loan notes issued in connection with business acquisitions	—	11,433
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	6,833	2,517
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2023 Form 10-K. There have been no significant changes to such policies during the nine months ended October 31, 2023.
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
The results of operations for the nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2024 or for any other future interim or annual period.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended October 31, 2023 and 2022, we recognized transaction gains (losses) of $4.3 million and $(0.4) million, respectively. For the nine months ended October 31, 2023 and 2022, we recognized transaction gains (losses) of $2.9 million and $(2.6) million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 31, 2023 and January 31, 2023, 93% and 98%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and nine months ended October 31, 2023 and 2022, no single customer accounted for 10% or more of our total revenue. As of October 31, 2023, one customer accounted for 12% of our accounts receivable. As of January 31, 2023, no single customer accounted for 10% or more of our accounts receivable.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is intended to improve reportable segments disclosures requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 will be effective for us for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended October 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$174,226	53%	$147,312	56%
Europe, Middle East, and Africa	93,782	29%	65,880	25%
Asia-Pacific (2)	57,913	18%	49,552	19%
Total revenue	$325,921	100%	$262,744	100%
(1)Revenue from the U.S. represented 48% and 52% of our total revenues for the three months ended October 31, 2023 and 2022, respectively.
(2)Revenue from Japan represented 7% and 7% of our total revenues for the three months ended October 31, 2023 and 2022, respectively.

	Nine Months Ended October 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$437,396	48%	$382,440	51%
Europe, Middle East, and Africa	271,722	30%	205,004	27%
Asia-Pacific (2)	193,701	22%	162,588	22%
Total revenue	$902,819	100%	$750,032	100%
(1)Revenue from the U.S. represented 44% and 47% of our total revenues for the nine months ended October 31, 2023 and 2022, respectively.
(2)Revenue from Japan represented 10% and 10% of our total revenues for the nine months ended October 31, 2023 and 2022, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Deferred Revenue
During the nine months ended October 31, 2023 and 2022, we recognized $331.1 million and $268.8 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $994.6 million, which consists of $538.4 million of billed consideration and $456.2 million of unbilled consideration. We expect to recognize 60% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $21.6 million and $16.1 million for the three months ended October 31, 2023 and 2022, respectively, and $52.8 million and $38.0 million for the nine months ended October 31, 2023 and 2022, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23,853	$—	$—	$23,853
Treasury bills and U.S. government securities	602,927	—	(150)	602,777
Corporate bonds	5,625	—	(14)	5,611
Municipal bonds	1,000	—	(2)	998
Agency bonds	181,054	—	(196)	180,858
Total marketable securities	$814,459	$—	$(362)	$814,097

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$62,470	$—	$—	$62,470
Treasury bills and U.S. government securities (1)	234,848	—	(308)	234,540
Corporate bonds	46,684	—	(198)	46,486
Municipal bonds	6,374	—	(66)	6,308
Agency bonds	7,959	—	(47)	7,912
Total marketable securities	$358,335	$—	$(619)	$357,716
(1) Treasury bills with both amortized cost and estimated fair value of $10.0 million are included in cash and cash equivalents due to their original maturity of three months or less.
As of October 31, 2023 and January 31, 2023, none and $2.9 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of October 31, 2023 and January 31, 2023, $3.3 million and $3.5 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of October 31, 2023 and January 31, 2023.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of October 31, 2023 and January 31, 2023 (in thousands):

	As of October 31, 2023
	Level 1	Level 2	Total
Money market	$468,683	$—	$468,683
Total cash equivalents	468,683	—	468,683
Commercial paper	—	23,853	23,853
Treasury bills and U.S. government securities	602,777	—	602,777
Corporate bonds	—	5,611	5,611
Municipal bonds	—	998	998
Agency bonds	180,858	—	180,858
Total marketable securities	783,635	30,462	814,097
Total	$1,252,318	$30,462	$1,282,780

	As of January 31, 2023
	Level 1	Level 2	Total
Money market	$319,801	$—	$319,801
Treasury bills	9,968	—	9,968
Total cash equivalents	329,769	—	329,769
Commercial paper	—	62,470	62,470
Treasury bills and U.S. government securities	234,540	—	234,540
Corporate bonds	—	46,486	46,486
Municipal bonds	—	6,308	6,308
Agency bonds	7,912	—	7,912
Total marketable securities	242,452	115,264	357,716
Total	$572,221	$115,264	$687,485
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of October 31, 2023 or January 31, 2023.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following (in thousands):

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note paid on July 29, 2023 (first anniversary of closing)	5,863
Loan note to be paid on second anniversary of closing (included in accrued expenses and other current liabilities as of October 31, 2023)	5,570
Working capital adjustment	66
Total	$44,581
At closing, we also issued an additional 0.4 million shares of Class A common stock to be released to sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to certain employment-related clawback provisions. The aggregate fair value of these shares totaled $7.6 million and is expensed as compensation for post-acquisition services over the three years following the acquisition date.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of October 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (in years)
Developed technology	$28,241	$(15,206)	$13,035	3.0
Customer relationships	8,135	(5,577)	2,558	1.4
Trade names and trademarks	271	(257)	14	0.4
Other intangibles	1,231	(378)	853	7.2
Total	$37,878	$(21,418)	$16,460
Acquired intangible assets, net consisted of the following as of January 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (in years)
Developed technology	$28,517	$(11,095)	$17,422	3.5
Customer relationships	8,174	(3,601)	4,573	2.0
Trade names and trademarks	272	(233)	39	1.2
Other intangibles	1,231	(255)	976	7.7
Total	$38,194	$(15,184)	$23,010
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended October 31, 2023 and 2022 was $2.1 million and $2.1 million, respectively, and for the nine months ended October 31, 2023 and 2022 was $6.4 million and $4.8 million, respectively.
Expected future amortization expense related to intangible assets was as follows as of October 31, 2023 (in thousands):

Amount
Remainder of year ending January 31, 2024	$2,123
Year ending January 31,
2025	6,538
2026	4,004
2027	2,369
2028	1,123
Thereafter	303
Total	$16,460

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the nine months ended October 31, 2023 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2023	$88,010
Effect of foreign currency translation	(717)
Balance as of October 31, 2023	$87,293
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 14 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.
Lease costs are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$3,364	$3,060	$9,663	$8,555
Short-term lease cost	1,225	1,509	3,845	4,552
Variable lease cost	493	362	1,639	885
Sublease income (1)	(426)	(532)	(1,491)	(1,597)
Total	$4,656	$4,399	$13,656	$12,395
(1) Included in other income (expense), net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	October 31, 2023	January 31, 2023
Weighted-average remaining lease term (years)	11.2	12.1
Weighted-average discount rate	7.0%	7.0%
Future undiscounted lease payments for our operating lease liabilities as of October 31, 2023 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$1,849
Year ending January 31,
2025	12,284
2026	10,173
2027	9,432
2028	8,748
Thereafter	49,931
Total operating lease payments	92,417
Less: imputed interest	(27,825)
Total operating lease liabilities	$64,592

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of October 31, 2023, we had non-cancellable commitments in the amount of $0.5 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $6.9 million and $7.0 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, respectively.
Supplemental cash flow information related to leases for the three and nine months ended October 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,486	$1,721	$9,646	$5,278
Operating lease ROU assets obtained in exchange for new operating lease liabilities	4,139	5,769	8,820	8,659
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Prepaid expenses and service credits	$65,755	$67,794
Other current assets	25,469	26,356
Prepaid expenses and other current assets	$91,224	$94,150
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Computers and equipment	$28,164	$28,450
Leasehold improvements	21,860	19,622
Furniture and fixtures	6,751	6,485
Construction in progress	533	2,419
Property and equipment, gross	57,308	56,976
Less: accumulated depreciation	(34,804)	(27,931)
Property and equipment, net	$22,504	$29,045
Depreciation expense for the three months ended October 31, 2023 and 2022 was $2.7 million and $2.2 million, respectively. Depreciation expense for the nine months ended October 31, 2023 and 2022 was $8.5 million and $6.0 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Accrued expenses	$25,079	$19,411
Withholding tax from employee equity transactions	6,950	3,772
Employee stock purchase plan withholdings	8,217	3,365
Payroll taxes and other benefits payable	6,722	7,644
Income tax payable	12,774	8,750
Value-added taxes payable	4,342	6,381
Operating lease liabilities, current	6,905	6,997
Deferred consideration for business acquisition, current	5,570	5,863
Payable for marketable securities purchase (1)	9,747	3,588
Other	21,708	10,874
Accrued expenses and other current liabilities	$108,014	$76,645
(1) Prior period amount has been broken out to conform with current period presentation
10. Credit Facility
On October 30, 2020 we entered into a $200.0 million senior secured revolving credit facility with a maturity date of October 30, 2023 (as subsequently amended, the “Credit Facility”) with HSBC Ventures USA Inc., Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the FDIC as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD (together, the "Lenders"). The Credit Facility contained certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
We did not borrow under the Credit Facility at any time. In September 2023, we and the Lenders terminated the Credit Facility prior to its original maturity date.
11. Commitments and Contingencies
Letters of Credit
We had a total of $3.2 million and $4.3 million in letters of credit outstanding in favor of certain landlords for office space and for credit line facilities as of October 31, 2023 and January 31, 2023, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2025.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of October 31, 2023 and January 31, 2023, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

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
For the nine months ended October 31, 2023, we incurred $2.6 million of expense associated with employee termination benefits in connection our restructuring actions, which were completed during the second quarter of fiscal year 2024.
The following table shows the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of October 31, 2023 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2023	$3,889
Restructuring costs incurred during the nine months ended October 31, 2023	2,631
Amount paid during the nine months ended October 31, 2023	(6,072)
Accrued restructuring costs as of October 31, 2023	$448
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans was $3.3 million and $2.7 million for the three months ended October 31, 2023 and 2022, respectively, and $12.4 million and $11.4 million for the nine months ended October 31, 2023 and 2022, respectively.
Litigation
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. UiPath and certain of its officers are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, Co-CEO Daniel Dines, and CFO Ashim Gupta, captioned Samhita Gera v. UiPath, Inc., et. al. (Case No. 1:23-cv-07908) (the "Securities Action"). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and March 30, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. The proceeding is at a very early stage.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. (Case No. 1:23-cv-08810). The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to repurchase shares at inflated prices.The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees, and certain changes to UiPath’s corporate governance and internal controls. The proceeding is at a very early stage.
We have not recorded any accrual related to the aforementioned litigation matters as of October 31, 2023.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
As of October 31, 2023, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2024	$11,164
Year ending January 31,
2025	91,225
2026	64,667
2027	21,679
2028	8,245
Thereafter	—
Total	$196,980
12. Stockholders’ Equity
Stock Repurchase Program
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
During the three and nine months ended October 31, 2023, we repurchased 3.2 million shares of our Class A common stock at an average price of $16.26 per share (inclusive of brokerage commission).
Subsequent to October 31, 2023, between November 1, 2023 and November 28, 2023, we repurchased an additional 1.7 million shares of our Class A common stock at an average price of $17.38 per share.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. During the nine months ended October 31, 2023, we contributed 0.3 million shares of our Class A common stock to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair value of the shares on the contribution date of $4.2 million was recorded within general and administrative expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss)
For the nine months ended October 31, 2023 and 2022, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive (loss) income, net of tax	(4,713)	259	(4,454)
Balance as of October 31, 2023	$3,518	$(360)	$3,158

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive loss, net of tax	(3,321)	(625)	(3,946)
Balance as of October 31, 2022	$7,913	$(960)	$6,953
13. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards. As of October 31, 2023, we have reserved 173.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of October 31, 2023, the ESPP authorizes the issuance of 21.5 million shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of each offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the nine months ended October 31, 2023 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	13,898	$3.32	7.7	$169,324
Granted	2,763	$0.10
Exercised	(3,559)	$1.52
Forfeited	(361)	$0.51
Outstanding as of October 31, 2023	12,741	$3.20	7.6	$158,811

Vested and exercisable as of October 31, 2023	6,252	$3.68	6.4	$74,680
The weighted-average grant date fair value of stock options granted during the nine months ended October 31, 2023 was $16.56 per share. The intrinsic value of stock options exercised during the nine months ended October 31, 2023 was $55.4 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of October 31, 2023, was approximately $113.0 million, which is to be recognized over a weighted-average remaining period of 2.3 years.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2023 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	36,785	$22.48
Granted	17,615	$16.54
Vested	(13,773)	$20.47
Forfeited	(6,569)	$23.46
Unvested as of October 31, 2023	34,058	$20.03
The vesting date fair value of RSUs that vested during the nine months ended October 31, 2023 was $236.2 million.
As of October 31, 2023, total unrecognized compensation expense related to unvested RSUs was approximately $612.6 million, which is to be recognized over a weighted-average remaining period of 2.4 years.
Restricted Stock Awards
In September 2020, we issued approximately 0.1 million RSAs to a member of our board of directors at a grant date fair value of $33.22 per share, totaling $4.0 million. Such RSAs vest monthly over four years from the grant date. The unvested shares are subject to a repurchase right held by us. As of October 31, 2023, total unrecognized compensation expense related to unvested RSAs was $0.9 million and will be recognized over the remaining vesting period of 0.9 years.
Performance Stock Units
In July 2023, we granted approximately 0.1 million PSUs at a grant date fair value of $18.08 per share. The PSUs are subject to performance conditions related to the achievement of certain individual and Company targets

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
for fiscal year 2024, and the number of shares earned will ultimately be 0%, 100%, or 200% of the base number of PSUs awarded. To the extent that they are earned, these PSUs will vest on April 1, 2024.
Employee Stock Purchase Plan Awards
During the nine months ended October 31, 2023, 0.8 million shares were purchased under the ESPP at $11.19 per share. As of October 31, 2023, total unrecognized compensation expense related to the ESPP was approximately $0.7 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of October 31, 2023, total unrecognized compensation expense related to these shares was $4.5 million, which is to be recognized over a weighted-average remaining period of 1.8 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of subscription services revenue	$3,791	$2,844	$10,778	$8,901
Cost of professional services and other revenue	2,764	2,557	8,546	8,959
Sales and marketing	37,760	30,763	109,890	117,410
Research and development	30,604	23,435	88,448	73,559
General and administrative	20,961	21,492	65,363	61,968
Total	$95,880	$81,091	$283,025	$270,797
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
We had a provision for income taxes of $3.9 million, reflecting an effective tax rate of (14.2%), and $1.2 million, reflecting an effective tax rate of (2.1%), for the three months ended October 31, 2023 and 2022, respectively. For the three months ended October 31, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets ("DTAs") for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
We had a provision for income taxes of $11.4 million, reflecting an effective tax rate of (10.1%), and $10.1 million, reflecting an effective tax rate of (3.5%), for the nine months ended October 31, 2023 and 2022, respectively. For the nine months ended October 31, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing DTAs for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended October 31, 2023, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. may not be realized. Accordingly, we recorded a full valuation allowance against U.S., Romania, and U.K. DTAs. We intend to maintain each of these full valuation

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. As of October 31, 2023, there is no valuation allowance recorded against DTAs associated with Japan as we believe it is more likely than not that we will realize such assets during the prescribed statutory period.
As of October 31, 2023, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $1.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. The tax positions of UiPath, Inc. and its subsidiaries are subject to income tax audits in multiple tax jurisdictions globally, with currently open audits in Romania and India, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. At this time, we do not expect any significant changes in the next fiscal quarter based on the current positions undertaken by us.
During the three months ended October 31, 2023, Romania adopted a minimum alternative corporate income tax that is applicable to all companies, including those reporting a net loss, for tax years commencing after January 1, 2024. Given our presence in Romania, we expect this change to increase our effective tax rate and immaterially increase our provision for income taxes for fiscal year 2025.
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Three Months Ended October 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(26,951)	$(4,586)	$(49,073)	$(8,651)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	484,583	82,453	467,711	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.06)	$(0.10)	$(0.10)

	Nine Months Ended October 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(105,657)	$(18,142)	$(255,266)	$(45,397)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	480,198	82,453	463,634	82,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.55)	$(0.55)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Three Months Ended October 31,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	36,911	—	31,022	—
Outstanding stock options	13,207	—	13,812	—
Shares subject to repurchase from RSAs and early exercised stock options	52	—	104	—
Shares issuable under ESPP	714	—	936	—
Returnable shares issued in connection with business acquisition	274	—	427	—
Total	51,158	—	46,301	—

	Nine Months Ended October 31,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	38,137	—	29,307	—
Outstanding stock options	13,764	—	13,913	—
Shares subject to repurchase from RSAs and early exercised stock options	56	—	355	—
Shares issuable under ESPP	762	—	851	—
Returnable shares issued in connection with business acquisition	374	—	149	—
Total	53,093	—	44,575	—
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
We did not incur any expense related to use of the aircraft for the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2022, we incurred no expense and $1.9 million of expense, respectively in connection with our business use of the aircraft.

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
Business Highlights for the Three and Nine Months Ended October 31, 2023:
•Quarter-to-date revenue of $325.9 million increased 24% year-over-year.
•Year-to-date revenue of $902.8 million increased 20% year-over-year.
•ARR at October 31, 2023 of $1,378.2 million increased 24% year-over-year.
•Gross margin was 85% for the three months ended October 31, 2023, compared to 84% for the three months ended October 31, 2022.
•Gross margin was 84% for the nine months ended October 31, 2023, compared to 82% for the nine months ended October 31, 2022.
•Cash flow from operations was $153.5 million for the nine months ended October 31, 2023, compared to $(103.9) million for the nine months ended October 31, 2022.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,817.6 million as of October 31, 2023, compared to $1,759.8 million as of January 31, 2023.
The Macroeconomic Environment and Foreign Currency Fluctuations
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the impact of the ongoing Russia-Ukraine conflict or the Israel-Hamas conflict, other changes in geopolitical relationships, rising inflation and interest rates, monetary policy changes, financial services sector instability, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers, prospective customers, and partners.
Internationally, we price our platform in currencies that may not be the functional currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations, which may impact demand for our platform, our near-term results, comparison of results to prior periods, and our ability to predict future results. Further, cash, cash equivalents, and marketable securities represent a significant portion of our total assets; as such, liquidity concerns in the financial services industry may have an effect on our business, financial conditions, and results of operations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for specific reserves, for example those for credit losses or disputed amounts. At October 31, 2023 and 2022, our ARR was $1,378.2 million and $1,110.1 million, respectively, representing a growth rate of 24%. Approximately 18% of this growth rate was due to new customers and 82% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 121% and 126% as of October 31, 2023 and 2022, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at October 31, 2023 and 2022 is as follows:

	At October 31,
	2023	2022
	(dollars in thousands)
ARR	$1,378,152	$1,110,077
Incremental ARR (1)	268,075	291,671

Customers with ARR ≥ $1 million:
Number of customers	264	201
Percent of current period revenue	49%	41%
Customers with ARR ≥ $100 thousand:
Number of customers	1,974	1,711
Percent of current period revenue	84%	77%

Dollar-based net retention rate	121%	126%
(1) For the twelve months ended October 31, 2023 and 2022, respectively
Components of Results of Operations
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Licenses	$148,068	$118,175	$401,407	$338,875
Subscription services	167,529	130,159	473,880	370,309
Professional services and other	10,324	14,410	27,532	40,848
Total revenue	325,921	262,744	902,819	750,032
Cost of revenue:
Licenses (1)	2,781	3,208	8,336	7,915
Subscription services (1)(2)(3)(4)	28,647	20,578	78,502	63,949
Professional services and other (2)(3)(4)	18,492	18,982	55,736	60,496
Total cost of revenue	49,920	42,768	142,574	132,360
Gross profit	276,001	219,976	760,245	617,672
Operating expenses:
Sales and marketing (1)(2)(3)(4)	191,282	156,469	521,413	527,798
Research and development (2)(3)(4)	84,514	67,341	246,462	203,880
General and administrative (1)(2)(3)(4)	56,024	63,157	172,185	189,130
Total operating expenses	331,820	286,967	940,060	920,808
Operating loss	(55,819)	(66,991)	(179,815)	(303,136)
Interest income	14,483	9,561	41,913	15,057
Other income (expense), net	13,725	888	25,491	(2,523)
Loss before income taxes	(27,611)	(56,542)	(112,411)	(290,602)
Provision for income taxes	3,926	1,182	11,388	10,061
Net loss	$(31,537)	$(57,724)	$(123,799)	$(300,663)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$836	$777	$2,523	$1,935
Cost of subscription services revenue	589	570	1,767	1,230
Sales and marketing	675	659	2,027	1,486
General and administrative	41	44	123	136
Total amortization of acquired intangible assets	$2,141	$2,050	$6,440	$4,787

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,791	$2,844	$10,778	$8,901
Cost of professional services and other revenue	2,764	2,557	8,546	8,959
Sales and marketing	37,760	30,763	109,890	117,410
Research and development	30,604	23,435	88,448	73,559
General and administrative	20,961	21,492	65,363	61,968
Total stock-based compensation expense	$95,880	$81,091	$283,025	$270,797

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$58	$34	$233	$180
Cost of professional services and other revenue	42	26	181	167
Sales and marketing	625	416	2,350	3,045
Research and development	387	170	1,572	971
General and administrative	340	123	1,209	486
Total employer payroll tax expense related to equity transactions	$1,452	$769	$5,545	$4,849

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$(53)	$—	$114	$137
Cost of professional services and other revenue	—	—	—	320
Sales and marketing	65	511	1,381	11,243
Research and development	(7)	—	387	43
General and administrative	20	580	749	1,382
Total restructuring expense	$25	$1,091	$2,631	$13,125

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	46%	45%	44%	45%
Subscription services	51%	50%	53%	49%
Professional services and other	3%	5%	3%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	9%	8%	9%	9%
Professional services and other	5%	7%	6%	8%
Total cost of revenue	15%	16%	16%	18%
Gross profit	85%	84%	84%	82%
Operating expenses:
Sales and marketing	59%	60%	58%	70%
Research and development	26%	25%	27%	27%
General and administrative	17%	24%	19%	25%
Total operating expenses	102%	109%	104%	122%
Operating loss	(17)%	(25)%	(20)%	(40)%
Interest income	4%	3%	5%	2%
Other income (expense), net	4%	—%	3%	—%
Loss before income taxes	(9)%	(22)%	(12)%	(38)%
Provision for income taxes	1%	—%	2%	2%
Net loss	(10)%	(22)%	(14)%	(40)%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$148,068	$118,175	$29,893	25%
Subscription services	167,529	130,159	37,370	29%
Professional services and other	10,324	14,410	(4,086)	(28)%
Total revenue	$325,921	$262,744	$63,177	24%
Total revenue increased by $63.2 million, or 24%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, due to a $37.4 million increase in subscription services revenue and a $29.9 million increase in licenses revenue, partially offset by a $4.1 million decrease in professional services and other revenue. As we continued to expand our sales efforts in the U.S. and internationally, total revenue grew across all regions. Of the growth in total revenue, 19% was attributable to new customers and 81% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$2,781	$3,208	$(427)	(13)%
Subscription services	28,647	20,578	8,069	39%
Professional services and other	18,492	18,982	(490)	(3)%
Total cost of revenue	$49,920	$42,768	$7,152	17%
Gross margin	85%	84%

Total cost of revenue increased by $7.2 million, or 17%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase in cost of subscription services revenue. The increase in cost of subscription services revenue was driven by a $4.0 million increase in personnel-related expenses, which included a $2.6 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, and a $0.9 million increase in stock-based compensation expense. Cost of subscription services revenue was also impacted by a $2.3 million increase in hosting costs and software services due to increased usage and a $1.2 million increase in costs associated with the use of third-party vendors. The decrease in cost of licenses revenue was driven by a $0.4 million decrease in software services costs. The decrease in cost of professional services and other revenue was driven by a $0.5 million decrease in costs associated with the use of third-party vendors to deliver professional services to our customers.
Our gross margin increased to 85% for the three months ended October 31, 2023 compared to 84% for the three months ended October 31, 2022 due to growth in higher-margin subscription services and licenses revenue and decrease in lower-margin professional services and other revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Sales and marketing	$191,282	$156,469	$34,813	22%
Percentage of revenue	59%	60%

Sales and marketing expense increased by $34.8 million, or 22%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was primarily attributable to a $12.9 million increase in sales commissions expense as a result of higher commissions earned and higher amortization of capitalized contract acquisition costs, and an $11.3 million increase in personnel-related expenses, which included a $7.0 million increase in stock-based compensation expense, a $3.2 million increase in salary-related and bonus expenses, and a $1.0 million increase in employee insurance costs. Sales and marketing expense was also impacted by a $3.3 million increase in marketing event costs, largely related to our Forward VI event, and a $3.0 million increase in sales-related software expenses.
Research and Development

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Research and development	$84,514	$67,341	$17,173	26%
Percentage of revenue	26%	25%
Research and development expense increased by $17.2 million, or 26%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was primarily attributable to a $12.8 million increase in personnel-related expenses, which included a $7.2 million increase in stock-compensation expense and a $4.6 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases. Research and development expense was also impacted by a $4.3 million increase in hosting and software service expenses, a $0.6 million increase in depreciation expense, and a $0.4 million increase in travel expenses, partially offset by a $0.9 million decrease in third-party consulting fees.
General and Administrative

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
General and administrative	$56,024	$63,157	$(7,133)	(11)%
Percentage of revenue	17%	24%
General and administrative expense decreased by $7.1 million, or 11%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily attributable to a $2.0 million decrease in personnel-related expenses, which included an $0.8 million decrease in salary-related and bonus expenses driven by decreased headcount following the completion of our fiscal year 2023 restructuring actions, a $0.6 million decrease in employee termination benefits related to the completion those actions, and a $0.5 million decrease in stock-based compensation expense. General and administrative expense was also impacted by a $2.1 million decrease in third-party consulting fees, a $1.5 million decrease in insurance costs, a $0.7 million decrease in our provision for credit losses, and a $0.6 million decrease in depreciation expense.
Interest Income

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Interest income	$14,483	$9,561	$4,922	51%
Percentage of revenue	4%	3%
Interest income increased by $4.9 million, or 51%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 as a result of a period-over-period increase in our marketable securities balance as well as increased interest rates.

Other Income (Expense), Net

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Other income (expense), net	$13,725	$888	$12,837	NM (1)
Percentage of revenue	4%	—%
(1) Not meaningful
Other income (expense), net increased by $12.8 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an $8.5 million increase in amortization of discounts on marketable securities and a $4.7 million increase in gains from foreign currency transactions.
Provision For Income Taxes

	Three Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,926	$1,182	$2,744	232%
Percentage of revenue	1%	—%
Provision for income taxes increased by $2.7 million, or 232%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in provision for income taxes was primarily driven by higher foreign tax expenses in the current period than in the prior comparable period for our cost-plus entities in certain foreign jurisdictions.
Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$401,407	$338,875	$62,532	18%
Subscription services	473,880	370,309	103,571	28%
Professional services and other	27,532	40,848	(13,316)	(33)%
Total revenue	$902,819	$750,032	$152,787	20%
Total revenue increased by $152.8 million, or 20%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, due to a $103.6 million increase in subscription services revenue, related in part to the transition to our Flex Offerings, and a $62.5 million increase in licenses revenue, partially offset by a $13.3 million decrease in professional services and other revenue. As we continued to expand our sales efforts in the U.S. and internationally, total revenue grew across all regions. Of the increase in total revenue, 19% was attributable to new customers and 81% was attributable to existing customers.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Licenses	$8,336	$7,915	$421	5%
Subscription services	78,502	63,949	14,553	23%
Professional services and other	55,736	60,496	(4,760)	(8)%
Total cost of revenue	$142,574	$132,360	$10,214	8%
Gross margin	84%	82%

Total cost of revenue increased by $10.2 million, or 8%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to an increase in cost of subscription services revenue, partially offset by a decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by an $8.8 million increase in personnel-related expenses, which included a $5.7 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $1.9 million increase in stock-based compensation expense, and a $1.0 million increase in employee insurance costs. Cost of subscription services revenue was also impacted by a $3.2 million increase in hosting and software services costs as a result of increased usage, a $1.2 million increase in costs associated with the use of third-party vendors, and an aggregate $0.8 million increase in depreciation and amortization expense and other administrative costs. The increase in cost of licenses revenue was primarily driven by a $0.6 million increase in depreciation and amortization expense. The decrease in cost of professional services and other revenue was primarily driven by a $4.3 million decrease in costs associated with the use of third-party vendors to deliver professional services to our customers. Additionally, cost of professional services and other revenue was impacted by a $1.2 million decrease in personnel-related expenses, primarily related to lower bonus expenses and stock-based compensation expense, partially offset by an aggregate $0.8 million increase in software services and travel expenses.
Our gross margin increased to 84% for the nine months ended October 31, 2023 compared to 82% for the nine months ended October 31, 2022 due to growth in higher-margin subscription services revenue and decrease in lower-margin professional services and other revenue.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Sales and marketing	$521,413	$527,798	$(6,385)	(1)%
Percentage of revenue	58%	70%
Sales and marketing expense decreased by $6.4 million, or 1%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This decrease was primarily attributable to a $35.6 million decrease in personnel-related expenses, which included a $15.0 million decrease in salary-related and bonus expenses as a result of a decreased headcount driven by our fiscal year 2023 restructuring actions, a $9.4 million decrease in employee termination benefits resulting from the completion of those actions during the second quarter of fiscal 2024, a $7.5 million decrease in stock-based compensation expense, a $1.8 million decrease in employer payroll taxes, and a $1.1 million decrease in general severance expense. Sales and marketing expense was also impacted by a $4.2 million decrease in third-party consulting fees and a $1.6 million decrease related to a non-recurring abandonment and impairment charge associated with the early termination of a leased office space incurred during the first quarter of fiscal year 2023. These decreases were partially offset by a $17.1 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs, a $9.2 million increase in hosting and software service costs, a $6.6 million increase in marketing and travel expenses due in part to our Forward VI event, and an aggregate $1.7 million increase in depreciation and amortization expense and other administrative costs.
Research and Development

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Research and development	$246,462	$203,880	$42,582	21%
Percentage of revenue	27%	27%
Research and development expense increased by $42.6 million, or 21%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily attributable to a $32.0 million increase in personnel-related expenses, which included a $14.9 million increase in stock-based compensation expense, a $13.5 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $1.6 million increase in employee insurance costs, and a $0.9 million increase in general employee severance. Research and development expense was also impacted by a $5.9 million increase in hosting costs, a $3.2 million increase in research and development-related software expenses, a $1.8 million increase in travel expenses, a $0.8 million increase in depreciation expense, and a $0.8 million increase in rent and facility-related costs, partially offset by a $1.7 million decrease in third-party consulting fees.
General and Administrative

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
General and administrative	$172,185	$189,130	$(16,945)	(9)%
Percentage of revenue	19%	25%
General and administrative expense decreased by $16.9 million, or 9%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This decrease was primarily attributable to a $6.3 million decrease in third-party consulting fees, a $3.2 million decrease in software service expenses, and $3.0 million decrease in insurance costs. General and administrative expense was also impacted by a $2.2 million decrease in credit loss expense primarily associated with customers in Russia impacting collections during the first quarter of fiscal year 2023, a $2.1 million decrease in charitable donations mainly driven by a smaller contribution of Class A common shares to a donor-advised fund in the current year, and a $1.1 million decrease in travel expenses. These decreases were partially offset by a $1.4 million increase in rent and facility-related costs.
Interest Income

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Interest income	$41,913	$15,057	$26,856	178%
Percentage of revenue	5%	2%
Interest income increased by $26.9 million, or 178%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 as a result of a period-over-period increase in our marketable securities balance as well as increased interest rates.
Other Income (Expense), Net

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Other income (expense), net	$25,491	$(2,523)	$28,014	NM (1)
Percentage of revenue	3%	—%
(1) Not meaningful
Other income (expense), net increased by $28.0 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to a $20.1 million increase in amortization of discounts on marketable securities and a $5.5 million increase in gains from foreign currency transactions.
Provision For Income Taxes

	Nine Months Ended October 31,
	2023	2022	Change	Change %
	(dollars in thousands)
Provision for income taxes	$11,388	$10,061	$1,327	13%
Percentage of revenue	2%	2%
Provision for income taxes increased by $1.3 million, or 13%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in provision for income taxes was primarily driven by higher foreign tax expenses in the current period than in the prior comparable period for our cost-plus entities in certain foreign jurisdictions.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from issuance of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, stock repurchases. As of October 31, 2023, our principal sources of liquidity were cash and cash equivalents, restricted cash, and marketable securities totaling $1,817.6 million, and we had an accumulated deficit of $1,948.1 million. During the nine months ended October 31, 2023, we reported a net loss of $123.8 million and net cash provided by operating activities of $153.5 million.
Our future capital requirements will depend on many factors, including our revenue growth rate, sales of our products and services, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with our international expansion, the timing and extent of capital expenditures to invest in existing and new office spaces, and the timing and extent of stock repurchases. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
We believe that our existing cash and cash equivalents, restricted cash, marketable securities, and payments from customers will be sufficient to fund our anticipated cash requirements for the next twelve months and the long term.
Credit Facility
In October 2020, we entered into the Credit Facility. We did not borrow under the Credit Facility at any time, and it was terminated in September 2023 prior to its scheduled maturity date. Refer to Note 10, Credit Facility for further details.
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Refer to Note 12, Stockholders' Equity—Stock Repurchase Program for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities (1)	$153,480	$(103,938)
Net cash used in investing activities	$(430,930)	$(162,676)
Net cash used in financing activities	$(114,978)	$(43,795)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(6,183)	$(6,399)
Net payments of employee tax withholdings on stock option exercises	$(788)	$(6,370)
Cash paid for restructuring costs	$(6,072)	$(11,585)

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
Net cash provided by operating activities for the nine months ended October 31, 2023 of $153.5 million was driven by cash collections from our customers, which were approximately 23% higher than during the nine months ended October 31, 2022. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2023 annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our fiscal year 2023 workforce restructuring which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.
Net cash used in operating activities for the nine months ended October 31, 2022 of $103.9 million was driven by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2023. Other cash operating expenditures included payments related to our workforce restructuring, professional services, software, and office rent. These outflows were partially offset by cash collections from our customers.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2023 of $430.9 million was primarily driven by $1,006.6 million in purchases of marketable securities partially offset by $576.5 million in maturities of marketable securities.
Net cash used in investing activities for the nine months ended October 31, 2022 of $162.7 million was primarily driven by $204.3 million in purchases of marketable securities, $29.5 million in cash consideration associated with the acquisition of Re:infer, which is presented net of cash acquired, and $21.6 million in capital expenditures, partially offset by $93.3 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2023 of $115.0 million was driven by payments of tax withholdings on net settlement of equity awards of $75.5 million, $52.6 million in repurchases of Class A common stock under our stock repurchase program, and $5.9 million loan note payment on the first anniversary of the acquisition of Re:infer, partially offset by proceeds from employee stock purchase plan contributions of $14.3 million and stock option exercise proceeds of $5.4 million.
Net cash used in financing activities for the nine months ended October 31, 2022 of $43.8 million was driven by payments of tax withholdings on net settlement of equity awards of $53.3 million, net payments of tax withholdings on sell-to-cover equity award transactions of $10.1 million, and $1.5 million in repurchases of unvested early exercised stock options, partially offset by proceeds from employee stock purchase plan contributions of $13.5 million and stock option exercise proceeds of $7.6 million.
Material Cash Requirements
See Note 11, Commitments and Contingencies—Non-Cancelable Purchase Obligations, for further details on the timing of our purchase commitments. There were no other significant changes to our material cash requirements during the nine months ended October 31, 2023 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2023 Form 10-K.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2023 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Interest Rate Risk
As of October 31, 2023, we had $1,003.1 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $814.1 million of marketable securities, consisting of corporate bonds, commercial paper, municipal bonds, agency bonds, and treasury bills and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the nine months ended October 31, 2023.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based upon average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $11.7 million for the nine months ended October 31, 2023. During the nine months ended October 31, 2023, approximately 53% of our revenues and approximately 34% of our expenses were denominated in non-U.S. dollar currencies. For the nine months ended October 31, 2023 we recognized net foreign currency transaction gains of $2.9 million.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2023.
Changes in Internal Control Over Financial Reporting
During the three months ended October 31, 2023, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 11, Commitments and Contingencies—Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
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
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K, except as follows:
If we are not able to introduce and release new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and artificial intelligence ("AI") technology and our customers’ evolving needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including AI and machine learning, we may be required to commit significant resources to developing new products, enhancements and developments. Other companies may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, successful product design and timely release of new functionality, sufficient customer demand, cost effectiveness in our product development efforts, and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely. In addition, because our platform is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected. In addition, significant delays between announcement and general availability of new functionality could adversely affect our business.
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
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended October 31, 2023 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1 – 31	—	$—	—	$—
September 1 – 30	592	$16.89	592	$490,005
October 1 – 31	2,647	$16.09	2,647	$447,416
Total	3,239		3,239
(1) Excludes brokerage commission.
(2) On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization expires on March 1, 2025, subject to modification by the board of directors in the future. As part of this stock repurchase program, On October 12, 2023, UiPath, Inc. adopted a non-discretionary stock repurchase agreement intended to satisfy Rule 10b5-1, covering the period between October 16, 2023 and November 29, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended October 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities as follows:
•On October 9, 2023, Richard P. Wong, a member of our board of directors, on behalf of a family trust, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell, between January 8, 2024 and April 8, 2024, up to 500,000 shares of our Class A common stock, subject to limit prices.
•On September 22, 2023, Ashim Gupta, our CFO, adopted the following trading plans intended to be treated as one trading plan and to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
◦to sell, between January 4, 2024 and June 30, 2024, up to 315,000 shares of our Class A common stock, subject to limit prices.
◦on behalf of a family trust, to sell, between January 4, 2024 and June 30, 2024, up to 96,000 shares of our Class A common stock, subject to limit prices.
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

UiPath, Inc.

Date: December 4, 2023	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)