Form 10-K
period 2024-01-31
UiPath, Inc.
filed 2024-03-27
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2023, based on the closing price of $18.08 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2023 was approximately $7.4 billion. Shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2024, the registrant had 486,559,509 shares of Class A common stock and 82,452,748 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Defined Terms
For the purposes of this Annual Report on Form 10-K, the terms "we," "us," "our," "UiPath," and "the Company," refer to UiPath, Inc. and its consolidated subsidiaries. Meanings of additional defined terms can be found below, in alphabetical order.

Term	Definition
2015 Plan	2015 Stock Plan
2018 Plan	2018 Stock Plan
2021 Plan	2021 Equity Incentive Plan
2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 24, 2023
AI	artificial intelligence
API	application programming interface
ARR	annualized renewal run-rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEPS	Base Erosion and Profit Shifting
BPM	business process management
CCPA	California Consumer Privacy Act of 2018
CEO	Effective February 1, 2024, Robert Enslin became sole Chief Executive Officer.
CFO	Chief Financial Officer, Ashim Gupta
CISO	Chief Information Security Officer
Co-CEOs	Co-Chief Executive Officers as of and for the fiscal year ended January 31, 2024, Daniel Dines and Robert Enslin
Credit Facility	$200.0 million senior secured revolving credit with a maturity date of October 30, 2023
CSRD	Corporate Sustainability Reporting Directive (EU)
Current Period ARR	ARR as of January 31, 2024 from the cohort of all customers as of January 31, 2023 (used in calculation of dollar-based net retention rate)
DEI	diversity, equity, and inclusion
Derivative Litigations
 Polilingua Limited v. Daniel Dines, et al. (Case No. 1:23-cv-08810) (E.D.N.Y.), In re UiPath, Inc. Stockholder Derivative Litigation (Case No. 1:23-cv-01385) (D. Del.), and Ristea v. Botteri et al. (Case No. 1:24-cv-00214) (S.D.N.Y.)

DSA	Digital Services Act
DTAs	deferred tax assets
DTLs	deferred tax liabilities
EEA	European Economic Arena
ESG	environmental, social, and governance
ESPP	2021 Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	United States Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Flex Offerings	for our products that are available both on-premise and via SaaS, a single offering that allows customers the choice of either deployment option
FTC	Federal Trade Commission
GDPR	General Data Protection Regulation
HIPAA	Health Insurance Portability and Accountability Act

HITECH	Health Information Technology for Economic and Clinical Health Act
IDP	intelligent document processing
Information Assets, Systems and Data
our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and sensitive information related to our employees, prospective employees, third-party service providers, and our customers

iPaaS	integration platform as a service
GAAP	generally accepted accounting principles in the United States
IPO	initial public offering
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
IT	information technology
LGPD	Brazil's General Data Protection Law
LLC	limited liability company
ML	machine learning
NLP	natural language processing
NOLs	net operating loss carryforwards
OCR	optical character recognition
OECD	Organisation of Economic Cooperation and Development
OKRs	objectives and key results
PIPL	Personal Information Protection Law (China)
Prior Period ARR	ARR as of January 31, 2023 from the cohort of all customers as of January 31, 2023
PSU	performance stock unit
Re:infer	Re:infer LTD
ROU	right-of-use
RPA	robotic process automation
RSAs	restricted stock awards
RSUs	restricted stock units
SaaS	software-as-a-service
SCCs	Standard Contractual Clauses
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Action	in re UiPath, Inc. Securities Litigation (Case No. 1:23-cv-07908) (S.D.N.Y.)
SOX	the Sarbanes-Oxley Act of 2002
SSP	standalone selling price
TCJA	Tax Cuts and Jobs Act of 2017
Trade Controls
various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control

UI	user interface
U.K.	United Kingdom
U.S.	United States
VIE	variable interest entity

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, ARR, expenses, and other operating results;
•our ability to effectively manage our growth and achieve or sustain profitability;
•our ability to acquire new customers and successfully retain existing customers;
•the ability of the UiPath Business Automation Platform to satisfy customer demands and our ability to increase its adoption;
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
•the effect of significant events with macroeconomic impacts, including but not limited to military conflicts and other changes in geopolitical relationships and inflationary cost trends, on our business, industry, and the global economy;
•our ability to compete effectively with existing competitors and new market entrants, including new, potentially disruptive technologies; and
•the size and growth rates of the markets in which we compete.
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

SUMMARY RISK FACTORS
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to the reader, and we advise the reader to consider the summary risks together with the more detailed discussion of risks set forth following this section under "Risk Factors" in Part I, Item 1A, as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future, or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business, Products, Operations, and Industry
•We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not achieve or sustain consistent profitability.
•We may not be able to successfully manage our growth. If we are not able to grow efficiently, we may not be able to reach or sustain consistent profitability, and our business, financial condition, and results of operations could be harmed, which has in the past caused and could in the future cause our stock price to decline.
•Macroeconomic conditions, including volatile and weakened global economic conditions, and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in several jurisdictions. Such conditions have in the past adversely affected and may in the future adversely affect our industry, business, and results of operations.
•Our past results may not be indicative of our future performance. We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
•Because we derive substantially all of our revenue from our UiPath Business Automation Platform, failure of this platform to satisfy customer demands could adversely affect our business, financial condition, results of operations, and growth prospects.
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
•The markets in which we participate are competitive and if we do not compete effectively our business, financial condition, and results of operations could be harmed.
•If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.
•Changes in our management structure and in senior leadership could affect our business and financial results.
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
•If we are not able to introduce and release new features or services successfully and to make enhancements to our platform or products, particularly with respect to developing AI technologies, our business and results of operations could be adversely affected.
•Risks associated with the use of AI (including ML and large language models) in our platforms may result in reputational harm or liability.

•We are subject to numerous risks associated with the evolving market for products with AI capabilities.
•Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, financial condition, results of operations, and growth prospects.
•Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, financial condition, results of operations, and growth prospects.
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
Risks Related to Data Privacy and Cybersecurity
•We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences, including regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; business disruptions; reputational harm; loss of revenue or profits; and loss of customers or sales.
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
Risks Related to Regulatory Compliance and Governmental Matters
•We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
•Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Risks Related to Our Intellectual Property
•Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
•We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Risks Related to Our International Operations
•Our current operations are international in scope, and we may pursue further geographic expansion, creating a variety of operational challenges.
Risks Related to Ownership of Our Class A Common Stock
•The dual class structure of our common stock has the effect of concentrating voting control with Daniel Dines, our Chief Innovation Officer, co-founder, and Chairman, which will limit stockholders' ability to influence the outcome of important decisions.

PART I
Item 1. Business
Overview
First established in a Bucharest, Romania apartment in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have evolved from our beginnings in RPA into an end-to-end AI-powered Business Automation Platform through development and acquisitions, have launched new products, and have expanded our operations across the globe. Our vision is to enable automation across all knowledge work to accelerate human achievement. We are leading a new era of workforce productivity, inspired by the rise of business automation platforms across enterprises everywhere.
The UiPath Business Automation Platform is The Foundation of Innovation™. We provide our customers with a robust set of capabilities that allow them to discover opportunities for automation, automate using a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale. Our platform allows customers to integrate AI with automation, enabling automation to take action based on learning and experience. It enables employees to quickly build automations for both existing and new processes and to automate a vast array of actions including, but not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, reading emails, and updating information fields and databases. The ability of our platform to replicate steps performed by humans in executing business processes drives operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
AI-powered automation is here, and its momentum is continuing to grow as organizations around the world begin to understand the combined power of automation and AI to drive efficiency and accelerate business outcomes. We aspire to be the defining business automation platform, advancing the evolution of automation and AI as a way of working and a catalyst for continuous reinvention.

Trends Shaping Our Industry

A fragmented application landscape complicates business processes and hinders digital transformation.	Businesses worldwide have spent billions of dollars on software in an attempt to drive efficiency and competitive advantages. A proliferation of applications has resulted in a shift from traditional software suites to specialized point solutions. Enterprises have transitioned from managing a handful of multi-purpose, largely on-premises applications to managing hundreds or thousands of point solutions deployed across on-premises, cloud, and hybrid environments. These applications, which were generally not designed for interoperability, run in tandem with legacy technologies, relying on humans to act as the connective tissue in the performance of business processes. As a result, employees lose valuable time navigating a fragmented application landscape and attention is diverted away from more cognitive activities that could directly improve business outcomes.

Recent advancements in AI are enabling automation of sophisticated business processes and broader use cases.	While RPA can easily capture data and manipulate applications like a person would, automation of certain more complex and cognitive tasks has historically been out of reach. The evolution of AI, which refers to decision-making capabilities demonstrated by computer programs, has now enabled the automation of processes with characteristics—such as high variability, inherent uncertainty, and unstructured data—that would have been impossible to automate with RPA alone. AI expands capabilities by enabling automations to learn how to read, write, listen, recognize patterns, and make complex decisions, bringing automation to a new level by opening a world of new opportunities for business growth, cost reduction, and improved productivity.

Resource constraints are driving enterprises to invest in end-to-end process automation.
Enterprises are under pressure to improve operational efficiency, maximize the productivity of their employees, and scale their businesses. This is even more critical in the current macroeconomic climate. Inflationary tensions have caused resource constraints for organizations, driving them to become more cost-conscious and seek new opportunities for innovation and transformation. Investment in enterprise automation for end-to-end processes allows organizations to devote human capital resources to the highest value tasks that humans do best, such as abstract thinking, innovation, relationship building, and dealing with ambiguity.

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

Competition
The market for automation is one of the fastest growing enterprise software markets and is increasingly competitive. We believe our competitors primarily fall into the following categories:
•Enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers.
•RPA software providers that offer RPA platforms, but lack end-to-end automation capabilities.
•Adjacent automation and integration platform companies in markets such as low-code, BPM, iPaaS, process mining, IDP, and test automation, that provide additional features that can be useful for automations.
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
•lack of an end-to-end platform;
•immature UI and API automation capabilities;
•challenges in linking AI capabilities to real-world execution;
•lack of proprietary datasets relevant to automation;
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
•Our multi-tenant platform is built for enterprise deployment, with security and governance at its core, and can be deployed on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant SaaS version called Automation Cloud™, which enables our customers to begin automating without the need to provision infrastructure, install applications, or perform additional configurations.
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
•Our platform was designed to enable people and automations to work together in harmony, with each focusing on the processes they execute best, to improve business outcomes.
The UiPath Business Automation Platform
Our platform is built to span the full automation spectrum and is at the center of the way our customers run their businesses—sitting between their application landscape, their processes, and their people—allowing their processes and people to move forward at the rate that they need to, and turning AI's promise into real-world impact.

Discover Identify the highest-ROI opportunities for continuous process optimization and automation using the power of AI	Process mining uses data from business applications to give organizations a detailed understanding of their business processes and how to automate and improve them.

Task mining provides an objective, data-driven picture of employees' desktop activities without disrupting ongoing work, allowing organizations to identify process improvement areas or automation candidates.

Communications mining lets users mine, monitor, and automate service conversations, finding the value in these communications to unlock insights and improve the experience of their customers.

Idea capture & management enables organizations to centrally capture and manage automation ideas and process improvements and to prioritize them based on KPIs.

Automate Rapidly build AI-powered automation that seamlessly collaborates with people and systems to transform every facet of work	UI and API automation are combined for maximum scale and speed across the broadest range of apps and systems, building automations that "see" components of dynamic interfaces with the power of AI.

Low-code development empowers employees to build business apps and automations rapidly with low-code, visual tools, making automation—and innovation—available to everyone.

Generative AI and experiences expand automation's impact and address a broader range of business challenges, stretching the limits of what's possible.

Intelligent document processing and specialized AI remove the work from paperwork with semantic understanding of a wide range of documents—accurately and quickly.

Process orchestration automates cross-functional business processes and allows seamless collaboration between software robots and humans.

Operate Establish an enterprise-grade foundation to run and optimize a mission-critical automation program at high scale	Real-time and trend analytics provide context for data-driven automation decision-making and strategy.

Continuous testing delivers low- and no-code and coded automated testing across the entire testing lifecycle, with AI-powered features to boost efficiency.

Unified management and governance allows organizations to monitor the integrated platform and their automation programs centrally, enabling them to scale quickly—and responsibly.

Cloud-first flexibility offers AI-powered enterprise-ready automation instantly with SaaS, or allows organizations to self-host for data isolation or regulatory compliance needs.
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
We sell our platform through a direct sales team, supported by a team of pre-sales engineers and our professional services organization, who offer technical expertise to help customers accelerate adoption and time-to-value. We also sell through channel partnerships, as well as with systems integrators, and are focused on maintaining and growing a high-quality ecosystem of partners that build, train, and certify skills on our technology as well as those that deploy our technology on behalf of their customers.
We sell to organizations of all sizes across a broad range of industries and geographies, with a focus on enterprise customers. In certain geographies, we maintain specialized teams that concentrate on specific verticals such as financial services, healthcare, manufacturing, and public sector. We've designed our go-to-market engine to divide our customer base according to propensity to invest in automation, and we strive to align our coverage model accordingly:
•Enterprise—We dedicate a higher density of resources and coverage to Forbes Global 2000 companies with the highest propensity to invest in and potential to adopt automation at scale. We believe these accounts represent our largest growth opportunity. Here we focus on selling positive business outcomes that resonate with C-level executives and leverage our largest partners for customer enablement. Dense coverage ratios and industry alignment of sales teams allow us to accelerate both new customer acquisition and usage expansion.
•Corporate and Mid-Market—For corporate and mid-market accounts, which are in the earlier stages of their automation journey, we use a partner-led approach and provide resources to support our partners. Our customers frequently see rapid time-to-value with our products, and we are able to quickly expand sales within organizations as customers add features, expand use cases, and increase the number of automations beyond their initial deployment. The broad applicability of our platform enables us to sell across all levels and departments of an organization, affording opportunity for eventual graduation to the enterprise level.
•Small and Mid-Sized Business—We seek to sell to the smallest companies primarily through our most efficient partner-led, self-service, and digital channels, focusing on low-cost, durable customer acquisition. In addition, we are developing opportunities for product-led growth, which will enable us to speak to users within the product to organically nurture adoption and sell additional capabilities.
Our sales efforts are complemented by our marketing initiatives, which build brand and category awareness, cultivate a large and growing community, and drive demand through a combination of global and local campaigns. We employ a variety of approaches to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present regularly at regional and global events, including our own Forward and Together conferences, as well as our AI Summit and DevCon events.
Platform Investment and Innovation—We intend to deliver additional outcomes for our customers by expanding our platform. We have made and plan to continue to make significant investments in research and development to enhance our technology. For example, in May 2023, we released version 23.4 of the UiPath Business Automation Platform, which enhanced the built-in AI capabilities of the platform, including native delivery of Communications Mining and enhanced IDP functionality. In November 2023, we released version 23.10 of the UiPath Business Automation Platform, which included improvements to UiPath Automation Cloud™ and new process and task mining features, offered a preview of our newest set of AI-powered experiences, UiPath Autopilot™, and added coded automations, which allow developers to build test automations directly in code.
Strategic Acquisitions—We have acquired businesses and technologies to drive product and market expansion. For example, in July 2022, we acquired Re:infer, a provider of NLP software focused on unstructured documents and communications, laying the foundation for our Communications Mining technology, which has been a fitting complement to our existing IDP capabilities. We expect to continue to evaluate acquisition opportunities that we believe are complementary to our platform.
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
We determine our customer count by considering the number of accounts with a unique account identifier for which we have an active license or SaaS subscription in the period indicated, including entities to which we have sold our products either directly or through a channel partner. A single organization with multiple divisions, segments, or subsidiaries is counted as a single customer. Our customer count is subject to adjustment for acquisitions, consolidations, spin-offs, and other market activity. Non-paying partners and resellers and users of free or trial subscriptions are excluded from our customer count.
We had approximately 10,830 and approximately 10,800 customers as of January 31, 2024 and 2023, respectively.

Partners
We develop and maintain business and technology partnerships that help us to integrate the latest technology into our platform and to market and deliver our platform to our customers around the world.
Our business partners include global and regional system integrators, value-added resellers, and business consultants that enhance our market presence and drive greater sales efficiencies. In fiscal year 2024, we continued to refine our partner program to facilitate partners' ability to drive new customer acquisition and growth product adoption and implementation.
Our technology partners bring specialized capabilities to our platform. They collaborate with us to develop integrations that simplify the interoperability of our platform with their technology, resulting in faster time-to-value. Examples of integrations available to our customers include integrations with offerings from Amazon Web Services Inc., Adobe Inc., Alteryx, Inc., Atlassian Corp Plc, Box, Inc., CrowdStrike, Inc., DocuSign Inc., Google LLC, Microsoft Corporation, Oracle Corporation, OutSystems, Qlik Technologies Inc., Salesforce.com, Inc., SAP SE, ServiceNow, Inc., Snowflake Inc., Tableau Software, LLC, and Workday, Inc.
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
We continually review our development efforts to assess and identify the existence and patentability of new intellectual property, and maintain an active patent program that has enabled us to steadily build our patent portfolio over the past several fiscal years, as illustrated in the following chart:
As of January 31, 2024, we held 184 issued patents which are scheduled to expire between 2039 and 2044. As of January 31, 2024, we also had 166 pending patent applications in the U.S. (including 10 allowed U.S. patent applications), 124 pending Patent Cooperation Treaty applications, and 302 pending and 12 allowed patent applications in other jurisdictions. Our patent portfolio is aligned to and supports the UiPath Business Automation Platform as follows:

Discover	Automate	Operate
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
In addition to our patents, we held 18 registered U.S. trademarks and had 1 pending U.S. trademark application and more than 500 active foreign trademark filings as of January 31, 2024.
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
We restrict access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and certain other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See Risk Factors—Risks Related to Our Intellectual Property, included in Item 1A of this Annual Report on Form 10-K, for a description of risks related to our intellectual property.
Government Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, use of artificial intelligence, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and are likely to increase in the future. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.
In the U.S., we are subject to data security and privacy rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them with new ways to opt out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the U.S. are beginning to propose laws similar to the CCPA.
As a result of our global operations, we must comply with many data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency.
We must also comply with sanctions that are issued by countries in which we do business. In response to Russia’s military operation in Ukraine, the U.S., the EU, the U.K., Australia, Japan and other countries have imposed sanctions on Russia. Russia has also imposed sanctions. Russia, Belarus, and Ukraine represent an immaterial percentage of our business.
We may also be subject to increasing levels of regulation with respect to ESG matters. For example, the SEC and the state of California have recently adopted or are considering the adoption of rules that require companies to provide expanded climate-related disclosures, and the EU adopted the CSRD. Compliance with these developing regulations may cause us to incur additional costs.
For a discussion of the various risks we face from regulation and compliance matters, see Risk Factors—Risks Related to Data Privacy and Cybersecurity and Risk Factors—Risks Related to Regulatory Compliance and Governmental Matters included in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital
Our People
Our people are our most important asset and are key to our success. We seek to attract passionate people with a growth mindset who are excited to improve the future of work.
In our pursuit of accelerating human achievement, we strive to provide equal opportunity and to foster a culture of inclusion. We have received several awards in recognition of our culture and our workplace from Comparably over the past few years (calendar 2021, 2022, and 2023). Our rewards programs are designed to be competitive and to attract, retain, and motivate high-performing employees. We evaluate individual performance based on achievement of OKRs and demonstration of behaviors aligned with our values, and use a consistent performance management approach globally where legally possible.
As of January 31, 2024, we had a total of 4,035 full-time employees, geographically distributed as follows:

The following chart presents the distribution of our full-time employees by financial statement line as of January 31, 2024:
We are subject to local labor law requirements in all countries in which we operate. We consider our employee relations to be good and have not experienced any work stoppages.

Our Values
We believe that our values serve as our compass, guiding our culture, strategy, and behaviors. Embedding these values into everything we do is critical to our success and helps up deliver value to our customers, employees, and stockholders.

Humble Keep an open mind. Cultivate kindness. Be a team player. Check your ego.

Bold Speak up. Act with courage. Make decisions. Think big.

Immersed Dive deep. Be passionate. Own what you do. Be customer centric.

Fast Practice agility. Prioritize simplicity. Drive results. Be proactive.

Diversity, Equity, and Inclusion
We believe that DEI is key to creating an environment where our people feel safe to be themselves, are empowered to grow their careers, are rewarded competitively, and are challenged to do their best work while embracing the power of automation.
We focus on overall global representation in our hiring, development, promotion, and retention for all demographics. We have evolved our hiring approach to include talent mapping and have streamlined our recruitment process to provide a positive candidate experience, which has resulted in excellent offer acceptance rates.
We signed the CEO in Action pledge in support of the largest business-led initiative to advance DEI in the workplace; as a signer, we have invested in the creation of our employee affinity groups, which we call People Unity Councils, as a part of developing community amongst a truly global team in a hybrid work environment.
Social Responsibility and Community Initiatives
We have built an employee-led giving strategy through which our employees can support charities of their choosing via donation of time, money, or both. We further support the charitable pursuits of our people by allotting additional paid time off for activities with social impact. Our employees have volunteered, for example, in building homes for those without, feeding those in need, and in teaching children valuable technical and life skills.
To further support our mission, vision, and strategy, we are committed to making automation a force for good in the world. We have invested in research, collaborations, and partnerships to develop solutions that help address global challenges and increase the positive impact of automation on people and our planet. We have supported initiatives dedicated to improving automation skills and technology access and creating social good with our free online learning platform, UiPath Academy. Working with our partners to develop accessible paths toward fulfilling careers and foster meaningful employment opportunities remains a priority for us, and we have expanded our network of partner organizations to equip students with automation skills as part of our UiPath Academic Alliance program. We also train and certify our own employees as citizen developers to automate mundane tasks, which promotes empowerment and engagement.

We also founded the UiPath Foundation, an independent non-governmental, non-profit, non-political, and non-religious global organization based in Romania, which aims to provide children living in poverty with the skills and tools necessary to reach their full potential.
At the time of our IPO in April 2021, we pledged to donate equity as a member of Pledge 1%, a global corporate philanthropy movement; as of January 31, 2024, we have donated 0.6 million shares of our Class A common stock to fund projects related to our environmental, social, and governance initiatives, with an additional 2.2 million shares of our Class A common stock reserved for distribution by April 2031.
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
We may use our website as a distribution channel for material company information. Financial and other important information regarding UiPath is routinely posted on and accessible through our website at www.uipath.com. We therefore encourage investors and others interested in UiPath to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases, and conference calls. In addition, interested parties may automatically receive email alerts and other information about UiPath when they enroll an email address by visiting “Resources” under the "Investor Relations" section at www.uipath.com.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The reader should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The risks described below are those which we believe are the material risks we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline.
Risks Related to Our Business, Products, Operations, and Industry
We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not achieve or sustain consistent profitability.
Although we generated GAAP profitability in the fourth quarter of our fiscal year 2024, we incurred a net loss in the year ended January 31, 2024, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future. This involves leveraging the investments made in our organization in prior years and continuing to implement initiatives designed to grow our business in a disciplined manner. These initiatives include increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform (including AI capabilities), acquiring businesses, technology, talent, and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees and investing in our existing workforce, expanding our operations and infrastructures both domestically and internationally, and incurring expenses related to legal, accounting, and other administrative expenses aspects of operating as a public company. In particular, we intend to continue to expend significant funds to further develop our platform. This includes introducing new functionalities and adapting and growing our inside sales team and enterprise sales force. These efforts are aimed at driving new customer adoption and expanding use cases and integrations.
We have entered into non-cancellable multi-year capacity commitments with certain third-party cloud providers for cloud infrastructure services. These commitments require us to pay for such capacity irrespective of actual usage. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses, and achieve, or once achieved, sustain profitability.
We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic and geopolitical uncertainties, rising levels of inflation, interest rates, pandemics, government shutdowns, regional conflicts, or other similar events or circumstances. In addition, growth of our revenue may slow, or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in the term lengths of our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
These investments may not be successful on the timeline we anticipate, or at all, and may not result in revenue or ARR growth. For instance, we anticipate that our customers will continue to increase adoption of our SaaS products in future periods. We cannot predict how increased adoption of our SaaS products will change the buying patterns of our customers or impact our future revenue or ARR. If we are unable to maintain or increase our revenue or ARR at a rate sufficient to offset the expected increase in our costs, our business, financial condition, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long-term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays, and other known or unknown factors that may result in losses in future periods. If our revenue or ARR growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or maintain profitability in the future. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
We may not be able to successfully manage our growth. If we are not able to grow efficiently, we may not be able to reach or sustain consistent profitability, and our business, financial condition and results of operations could be harmed, which has in the past caused and could in the future cause our stock price to decline.
We have experienced and may continue to experience rapid growth and organizational changes. We generated revenue of $1,308.1 million and $1,058.6 million for fiscal years 2024 and 2023, respectively, representing a growth rate of 24%. Our ARR was $1,463.7 million and $1,203.8 million at January 31, 2024 and 2023, respectively, representing a growth rate of 22%. However, the revenue or ARR growth of any prior quarterly or annual fiscal period should not be relied upon as an indication of our future performance. Even if our revenue and ARR continue to increase, our revenue and ARR growth rates may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. In addition, our past results may not be indicative of our future performance. Overall growth of our business depends on a number of additional factors, including our ability to:
•price our products that we offer on our platform effectively so that we are able to attract new customers and expand sales to our existing customers;
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
We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect, or change in reaction to changes in our market, or if we are unable to maintain consistent revenue, ARR, or revenue or ARR growth, our stock price could be volatile, and it may be difficult to achieve and sustain profitability.
Macroeconomic conditions, including volatile and weakened global economic conditions, and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in several jurisdictions. Such conditions have in the past adversely affected and may in the future adversely affect our industry, business and results of operations.
We have sales, product, and engineering operations in many countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for 57% of our revenue for the fiscal year ended January 31, 2024. As a result, our operations and our financial results, including our ability to execute our business strategy, design, develop, or sell products, and the demand for our products, are at times adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth; changes or uncertainty in fiscal, monetary, or trade policy; higher interest rates; volatility in foreign exchange markets; tighter credit; inflation; lower capital expenditures by businesses, including on IT infrastructure; increases in unemployment; and lower consumer confidence and spending. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of the capital and credit markets, reduced liquidity, asset impairments, adverse impact on our partners or failures of counterparties including financial institutions and insurers. Trade policies and disputes at times result in increased tariffs, trade barriers, and other protectionist measures, which can make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, or impede or slow the movement of our products across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets. They can also result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to political instability and economic uncertainty globally, long-term changes in global trade and technology supply chains, domestic sourcing initiatives, and the decoupling of global trade networks, which could make it more difficult to sell our products in, or restrict our access to, some markets and have a material adverse effect on our business and growth prospects. For example, these types of unfavorable conditions have in the past disrupted and could in the future, disrupt the timing and attendance of key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and the ability to attract new customers and generate sales of our products could be negatively and adversely affected.
We can be adversely affected by other global and regional factors that periodically occur, including:
•inefficient infrastructure and other disruptions, such as supply chain interruptions, and large-scale outages, or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers;
•government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from or distribute compensations or other funds in a particular country;
•adverse changes relating to government grants, tax credits, or other government incentives, including more favorable incentives provided to competitors;
•differing employment practices and labor issues, including restricted access to talent;
•local business and cultural factors that differ from our current standards and practices;
•continuing uncertainty regarding social, political, immigration, tax, and trade policies in the U.S. and abroad;
•global tensions and conflict in areas where we have customers or employees, and in surrounding areas, such as the Russian military operation in Ukraine, Israel-Hamas conflict, past conflicts in Lebanon and the current conflict in the Red Sea, and rising tensions between China and Taiwan. Although our operations in Belarus, China, Israel, Ukraine, and Russia represent an immaterial portion of our business, individually and in the aggregate, such global and regional factors may have adversely impacted and could adversely impact our customers and employees; and
•fluctuations in the market value of our domestic and international investments and in the capital and credit markets, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors.
Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, could have delayed and may delay customer purchasing decisions, could have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
Our past results may not be indicative of our future performance. We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or usage of our platform and products;
•fluctuations in our mix of revenue from licenses and service arrangements;
•our ability to attract new customers and retain our existing customers;

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
•the amount and timing of payment for operating expenses, particularly sales and marketing expenses, including commissions, and research and development expenses;
•the amount and timing of non-cash expenses, including stock-based compensation, impairments of goodwill or other assets, and other non-cash charges;
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
•changes in regulatory or legal environments that may impact us, including by causing us to incur additional compliance obligations and expenses;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products and platform.
We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., SaaS), and professional services. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or when services are rendered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Licenses revenue (including the term license portion of Flex Offerings) is recognized when we transfer control of the respective license to the customer. Revenue from SaaS and revenue from maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period. Professional services revenue is recognized as services are rendered.
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly or annual results of operations fall below the expectations of securities analysts or investors who follow our stock, the price of our Class A common stock could decline substantially, and we have faced and could in the future face lawsuits that are costly and may divert management’s attention, including securities class action suits and derivative actions.
We may not be able to successfully manage our growth and, if we are not able to grow efficiently, we may not be able to reach or maintain profitability, and our business, financial condition, and results of operations could be harmed.
We have experienced and may continue to experience rapid growth and organizational changes, which has placed and may continue to place significant demands on our management and our operational and financial resources. Actions we may decide to take in the future in our attempt to achieve or maintain profitability may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, the expected costs and charges may be greater than forecasted, and the estimated cost savings may be lower than forecasted.
Because we derive substantially all of our revenue from our UiPath Business Automation Platform, failure of this platform to satisfy customer demands could adversely affect our business, financial condition, results of operations, and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our UiPath Business Automation Platform. As such, market adoption of our automation platform is critical to our continued success. Demand for our platform may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our customers’ operations; the continued volume, variety, and velocity of automations that are generated through use of our platform; timing of development, and release of new offerings by our competitors; technological change, including in the areas of AI and ML systems, and the rate of growth in our market. Additionally, the utility of our platform and products relies in part on the ability of our customers to use our automation, AI and ML products in connection with other third-party software products that are important to our customers' businesses. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products in connection with these third-party software products, then our customers may no longer choose to adopt our platform or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition, and results of operations could be harmed. As usage of our platform capabilities grow, we will need to continue to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we have needed and will continue to need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Failure of, or delay in, these continuing efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We have faced and could continue to face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.
Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines or significant delays in renewals or purchases of additional licenses and products by our customers could harm our future operating results.
Part of our growth strategy relies on our ability to deliver significant value in a short time to our customers, so that our customers will scale the use of our platform throughout their enterprise. Accordingly, our future success depends in part on our ability to exhibit this value and sell additional licenses and products to our existing customers, and our customers renewing their licenses with us and our channel partners when contract terms expire. Our license agreements primarily have annual terms, and some of our license agreements have multi-year terms. We generally do not sell standalone licenses with a term of less than one year. However, during the term of an annual contract or the last year of a multi-year contract, our customers may enter into an additional license agreement with a termination date that is coterminous with the anniversary date of such annual contract. Our customers have no obligation to renew their licenses for our products after the expiration of their license period. We provide some customers the opportunity to use our platform and products for free prior to purchasing a license. We also work with our customers to identify opportunities for follow-on sales to increase our footprint within their businesses.
In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base in terms of size, industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers; continuing or new delays in renewals due to economic conditions; customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses; cloud automation deployment or adoption issues; customer satisfaction with our products and platform capabilities and customer support; the utility of our platform to cost-effectively integrate with third-party software products; our prices; the capabilities and prices of competing products; mergers and acquisitions affecting our customer base; consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety; the effects of global economic conditions; reductions in our customers’ spending on software solutions or their spending levels generally; perceived security or data privacy risks from the use of our products; changes in regulatory regimes that affect our customers or our ability to sell our products, including changes to sanctions and export control regimes; or changes in the views of the industry and public with regard to our products and automation products generally, including as a result of increased automation, use of AI, and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.
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
To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions, including as an alternative to traditional systems relying on manual tasks and processes. Many enterprises have invested substantial personnel and financial resources to integrate traditional human-driven processes into their business architecture and, therefore, may be reluctant or unwilling to migrate to an automation solution. Accordingly, the adoption of automation solutions may be slower than we anticipate. A large proportion of our target market still uses traditional systems relying on manual tasks and processes for the major part of their operations. This market may need further education on the value of automation solutions in general and our platform and products in particular, and on how to integrate them into current operations. A lack of education as to how our automation platform and solutions operate may cause potential customers to prefer more traditional methodologies or their limited, internally-developed automated processes, to be cautious about investing in our platform and products, or to have difficulty integrating our platform and products into their business architecture. If we are unable to educate potential customers and change the market’s readiness to accept our technology, we may experience slower than projected growth and our business, financial condition, and results of operations may be harmed.
In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to be alternatives to our platform and products, our ability to sell licenses for our products could be impaired. Further, as various forms of AI, including generative AI, become more widely adopted and acceptable, if customers were to feel that our technology was not developing apace, our business and growth prospects could be harmed. The rapid evolution of AI may require the application of resources to develop, test, and maintain our products and services so that they are ethically designed to minimize unintended, harmful impacts. Similarly, our license sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products, or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.
The markets in which we participate are competitive and if we do not compete effectively our business, financial condition, and results of operations could be harmed.
Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with RPA software providers and adjacent automation and integration platform companies in markets such as low-code, BPM, iPaaS, process mining, IDP, and test automation vendors, and with enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers. We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business.
The automation market is a fast-growing enterprise software market and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. For instance, as our market becomes increasingly driven by cloud-based solutions, native cloud providers may enter this market and provide competitive offerings at lower prices. Additionally, open source alternatives for automation that are offered at no cost may impact our ability to sell our products to certain customers who may prefer to rely on these tools. Our competitors may be able to respond more quickly to new or expanding technology, such as newly emerging generative AI technologies, and devote more resources to product development than we can. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered, or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions. If we fail to do so, our business, financial condition, and results of operations may be harmed.
If we fail to continue to differentiate our platform and products from those offered by our competitors, our business, financial condition, and results of operations may be harmed.
Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities. For instance, a number of our potential competitors already have close, integrated relationships with our customers and potential customers for other service offerings. If any of these potential competitors were to provide an automation solution within their current service offerings as a single, integrated solution, our customers and potential customers may choose to adopt the integrated solution due to administrative ease or other factors that are outside our control. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can, to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their on-premises or SaaS solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, which would harm our business, financial condition, and results of operations.
If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.
On July 7, 2023, Daniel Dines notified our board of directors that he would resign from his position as our Co-CEO, effective as of January 31, 2024. Robert Enslin, then UiPath's Co-CEO, continued to serve in the Co-CEO role through January 31, 2024. As of February 1, 2024, Mr. Enslin assumed the role of our sole CEO. Mr. Dines assumed the newly-created role of Chief Innovation Officer, and continues to serve as the Executive Chairman of the board of directors. In his new capacity at UiPath as Chief Innovation Officer, Mr. Dines plans to drive our AI and technology initiatives.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, Chief Innovation Officer, co-founder, and Chairman, as well as our other key employees in the areas of research and development, and sales and marketing. Additionally, many members of our management team have been with us for a short period of time. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead UiPath, could harm our business. Further, in fiscal year 2023 we streamlined our senior management structure. Any of these changes may not achieve our desired results. As we experience personnel turnover, we have experienced and may continue to experience some loss of internal knowledge from time to time. The streamlining of our senior management team could introduce additional risks with fewer executives tasked with leading our organization.
Because of the complexity of our products and platform capabilities, we also are dependent on the continued service of our existing software engineers and our ability to recruit qualified new engineers. Competition for these personnel is intense, especially for engineers experienced in designing and developing RPA, AI, and ML applications. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired in the past given the recent volatility in the price of our Class A common stock and in the public markets. In addition, our recruiting personnel, methodology, and approach has needed to be altered and may in the future need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers have attempted and may in the future attempt to assert that these employees, or we, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. As some of our employees' perception of our equity awards has declined, and may decline from time to time due to the lower price of our Class A common stock, if the Class A common stock continues to experience significant volatility, or volatility increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Changes in our management structure and in senior leadership could affect our business and financial results.
As of February 1, 2024, Robert Enslin succeeded Daniel Dines as our CEO, and Mr. Dines became our Chief Innovation Officer, both as previously announced. Senior leadership transitions can be difficult to manage and may cause disruptions to our operations. A leadership transition may also increase the likelihood of turnover amongst our employees and result in changes in our business strategy, which may create uncertainty, and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with our customers and other market participants, creating uncertainty among investors, employees, and others concerning our future direction and performance. Any significant disruption, uncertainty, or change in business strategy could adversely affect our business, financial condition, and operating results. Finally, our organizational structure is becoming more complex as we continue to scale our operational, financial, and management controls as well as our reporting systems and procedures. If we fail to manage our anticipated growth, company personnel transitions, and change in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could negatively affect our products, brand, and reputation.
A limited number of customers represent a substantial portion of our revenue and ARR. If we fail to retain these customers, our revenue and ARR could decline significantly.
We derive a substantial portion of our revenue and ARR from sales to our top 10% of customers. As a result, our revenue and ARR could fluctuate materially and could be materially and disproportionately impacted by the purchasing decisions of these customers or any other future large customer. Any of our largest customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our platform and products at all, any of which could cause our revenue and ARR to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
We rely on our channel partners, including our strategic alliances, to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels or fulfill our future service obligations, our revenue could decline and our growth prospects could suffer.
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For fiscal years 2024, 2023, and 2022, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our business, financial condition, and results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.
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
Further, we from time to time enter into strategic alliance arrangements wherein we sell our products and services to a partner. These strategic alliances may include investments we make to enable the partner to create or enhance their automation practice. If the strategic alliance partner is unable to successfully create or expand their automation practice, we may not realize the benefits we expect.
These strategic alliances may also include non-cancelable commitments we make to these third-party alliance partners whereby we plan to leverage the partner’s products or services in arrangements with third-party customers.

Should we be unable to deploy the partner’s products or services in arrangements with third-party customers, it may materially and adversely impact our gross margins, profitability, and financial results in any given period. Further, these strategic alliances are a vector for potential growth and expansion for us and these alliances may not be successful and/or as profitable as we project.
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
If we are not able to introduce and release new features or services successfully and to make enhancements to our platform or products, particularly with respect to developing AI technologies, our business and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we may be required to commit significant resources to developing new products, enhancements and developments. Other companies may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, successful product design and timely release of new functionality, sufficient customer demand, and cost effectiveness of our product development efforts. In addition, because our platform is designed to operate with a variety of third-party systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. In addition, significant delays between announcement and general availability of new functionality could adversely affect our business. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

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
Risks associated with the use of AI (including ML and large language models) in our platforms may result in reputational harm or liability.
AI is enabled by or integrated into parts of our technology platform and remains a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, use, and therefore, our business. AI algorithms and models may be flawed. Our AI-related efforts, particularly those related to generative AI, or the datasets that we use in training our systems, subject us to risks related to harmful or illegal content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, sanctions, and export controls, among others. Third-party AI capabilities that can be integrated with our platform, including generative AI, could also produce false or "hallucinatory" inferences about customer data, enterprises, other information, or subject matter. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns, and risks that are significant, or that we may not be able to predict, especially if our use of these technologies in our products and services were to become more important to us over time. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing and future legislation or regulations, including in the U.S. and the EU. The rapid evolution of AI may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly, and may not produce the benefits and results that we expect.
Some AI scenarios may present ethical issues, and the enablement or integration of AI into our platform may subject us to new or heightened legal, regulatory, ethical, or other challenges, as this is an area of rapid development. We take into consideration these challenges when designing our technologies and implementing our business practices. For example, our platform includes data governance tools and other tools, which are intended to regulate and limit user access. In addition, we have developed internal responsible AI guidelines. However, we have no assurance that these tools or guidelines, nor their implementation, will be sufficient to protect us against evolving AI-related risks. As a result, if we face any claims or litigation relating to our use of AI, including its purported, or real impact to, human rights, data privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny, which could have a material adverse effect on our operations, and business outlook.
We are subject to numerous risks associated with the evolving market for products with AI capabilities.
The markets and use cases for products with AI capabilities have been rapidly evolving, are difficult to predict, and may impact demand for our products. The significant investments we have made to develop products and software to address what we believe will be increasing demand for AI capabilities may be insufficient, and we face significant hurdles, including whether demand will materialize, whether third-party developers will develop the software to utilize the AI capabilities of our products, and whether we will be successful in developing products that can compete with offerings by established competitors.
Our use of AI technology may subject us to reputational, financial, legal, or regulatory risks. As we continue to incorporate AI technology into our products and services, any failures to address concerns relating to the responsible use of the evolving AI technology in our products and services may cause harm to our reputation or result in financial liability, and as such, may increase our costs to address or mitigate such risks and issues. AI technology may create ethical issues, generate defective algorithms, and present other risks that create challenges with respect to its adoption. In addition, evolving rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products, to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU and certain U.S. states, have already proposed or enacted laws governing AI. U.S. federal agencies are likely to release AI regulations in the near future in light of the Biden administration's October 30, 2023 Executive Order on AI. The regulatory environment surrounding the impact of the implementation of AI on our products and services may adversely affect our ability to produce and export products, and as a result, may cause harm to our reputation and result in financial liability.
We offer free trials and a free tier of our platform to drive awareness of our products, and encourage use and adoption. If these marketing strategies fail to lead to customers purchasing paid licenses, our ability to grow our revenue will be adversely affected.
To encourage awareness, use, and adoption of our platform and products, we offer a community edition and enterprise trial version of our software, each of which provides free, online access to certain of our products. This “try-before-you-buy” strategy may not be successful in driving developer education regarding or leading customers to purchase our products. Many users of our free tier may not lead to others within their organization purchasing and deploying our platform and products. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of January 31, 2024, we had 2,054 customers with ARR of $100 thousand or more and 288 customers with ARR of $1 million or more, which accounted for approximately 86% and 52% of our revenue, respectively, for the period then ended. As of January 31, 2023, we had 1,785 customers with ARR of $100 thousand or more and 229 customers with ARR of $1 million or more, which accounted for approximately 81% and 43% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, financial condition, results of operations, and growth prospects.
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
Our platform and products also empower our customers to develop their own use cases for our automation platform and products. We cannot guarantee that these user-developed automations will be effective or that they do not include errors, failures, or bugs that then may be attributed, correctly or not, to our underlying technologies. For instance, our customers may use our products in a manner in which they were not intended and that could cause our platform or products to be implicated in any resulting errors or failures. Real or perceived errors, failures, or bugs in our platform and products could result in negative publicity, loss of or delay in market acceptance of our platform and products, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures, or bugs in our platform or products could also impair our ability to attract new customers, retain existing customers, or expand their use of our software, which would adversely affect our business, financial condition, and results of operations.
Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, financial condition, results of operations, and growth prospects.
Our automation platform and products and related services are designed to be deployed in a wide variety of technology environments, including in large-scale, complex technology environments across a wide range of use cases. We believe our future success will depend, at least in part, on our ability and the ability of our channel partners to support such deployments. Implementations of our platform may be technically complicated and it may not be easy to maximize the value of our platform without proper implementation and training. If our customers are unable to implement our platform successfully or in a timely manner, or if our customers perceive that the implementation of our platform is too complex or time-consuming, customer perceptions of us and our software may be impaired, our reputation and brand may suffer, and customers may choose not to renew their licenses or increase their purchases of our related services.
We regularly train our customers and channel partners in the proper use of, and the variety of benefits that can be derived from, our automation platform and products to maximize their potential. We and our channel partners often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure or the failure of our channel partners to train customers on how to efficiently and effectively deploy and use our platform and products, or our failure or the failure of our channel partners to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us or our channel partners to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.
We rely upon third-party providers of cloud-based infrastructure to host our cloud-based products. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition, and results of operations.
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based products in conjunction with our platform. We outsource substantially all of the infrastructure relating to our cloud-based products to third-party hosting services. Customers of our cloud-based products expect to be able to access these products at any time, without material interruption or degradation of performance. Our cloud-based products depend on virtual cloud infrastructure hosted by third-party hosting services. UiPath protects these services by maintaining the configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyberattacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers, or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due to the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based products, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, military actions, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. If our cloud-based products are unavailable, or if our users are unable to access our cloud-based products within a reasonable amount of time or at all, we may experience a loss of customers, loss or delay of market acceptance of our platform and products, delays in payment to us by customers, harm to our reputation and brand, legal claims against us, and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our cloud-based products as well as significant delays and additional expense in arranging or creating new facilities and services, and/or re-architecting our cloud-based products for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced seasonality in new and renewal customer bookings, as typically we enter into a higher percentage of license agreements with new customers and renewals with existing customers in the fourth quarter of our fiscal year. We believe that this seasonality results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. While we believe that this seasonality has affected and will continue to affect our quarterly or annual results, we expect that this seasonality will become more pronounced as we continue to target larger enterprise customers and as our rapid growth begins to slow. Seasonal fluctuations in our sales means that our revenue may not be consistent from period to period. Accordingly, our quarterly or annual results should not be expected to be predictive of any future period.
Our key performance metric, ARR, and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.
ARR is based on numerous assumptions and limitations, is calculated using our internal data that has not been independently verified by third parties, and may not provide an accurate indication of our future or expected results. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not include invoiced amounts associated with perpetual licenses or professional services. ARR is not a forecast of future revenue and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves, such as those for credit losses or disputed amounts. As a result, ARR and our other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for additional information regarding our ARR.
We may require additional capital to support the growth of our business, and this capital may not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through customer payments and net proceeds from sales of equity securities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, our planned investments, or the growth of our business. Following our IPO, we focused on growing our business to take advantage of our market opportunities. While growth remains important, we are also focused on the path to profitability. Our planned investments to drive growth may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. The effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide from geopolitical and macroeconomic events could limit our access to financing and increase our costs of borrowing.
If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
We believe that maintenance and enhancement of UiPath brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful maintenance and enhancement of our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to show that our products improve efficiency for our customers while improving engagement and satisfaction of their employees, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our products and platform capabilities from competitive products, and our ability to adequately obtain and protect our trademarks and trade names. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
We may not be able to protect all of our registered or unregistered trademarks or trade names relevant to our brand, and our rights may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. If we are unable to protect our rights in these trademarks and trade names, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.
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
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation, or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or platform, our acts or omissions under such agreements, or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third-party with respect to such obligations could have adverse effects on our relationship with such customer or other third-party and other existing or prospective customers, reduce demand for our products and services, and adversely affect our business, financial condition, and results of operations. In addition, although we carry general liability and cybersecurity insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
We have in the past engaged, and may in the future engage, in acquisition and investment activities, which could divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and financial condition.
As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in March 2021, we acquired Cloud Elements, Inc., a provider of a leading API integration platform for SaaS application providers and the digital enterprise. In July 2022, we acquired Re:infer, an NLP company for unstructured documents and communications. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disruption of our ongoing operations, diversion of management attention, and increased expenses and liabilities. An acquisition may also negatively affect our financial results because it may:
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
•cause us to record impairment charges associated with goodwill or acquired intangible assets; and
•cause other unforeseen operating difficulties and expenditures.
Moreover, to pay for an acquisition or investment, we would have to use cash, incur debt and/or issue equity securities, each of which may affect our financial condition or the value of our Class A common stock and (in the case of equity financing) could result in dilution to our stockholders.
In addition, a failure to successfully integrate the operations, personnel, or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. Our limited experience acquiring companies increases these risks. If we are unable to achieve the anticipated strategic benefits of an acquisition, or if the integration, or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities, or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, our business, financial condition, and results of operations, could suffer.
Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.
We have issued baseline ESG impact reports, and are in the process of determining emissions baselines and plan to set corporate goals. Our reports and statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Standards for tracking and reporting ESG (including sustainability, climate and human capital) matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent comparative data from period to period or between UiPath and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulatory agencies to which we may be subject, including newly-adopted SEC climate-

related disclosure requirements and the EU's CSRD which is still subject to member country adoption; such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
If our ESG practices do not meet evolving investor, customer, or other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives, or to satisfy various reporting standards on a timely basis, or at all could have similar negative impacts or expose us to government enforcement actions and private litigation.
We have undertaken, and may in the future undertake, internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
From time to time, we have undertaken and may continue to undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, we initiated a restructuring plan in June 2022 that resulted in a reduction in our global workforce by approximately 5%, aimed at simplifying our go-to-market approach to improve market segmentation, increase sales productivity, and provide best-in-class customer experience and outcomes. In November 2022, our board of directors approved further restructuring actions to reduce our global workforce across functions by an additional 6%. The aforementioned workforce restructuring actions were completed during the second quarter of fiscal year 2024. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, or a negative impact on employee morale and productivity or our ability to attract highly skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.
Any future litigation against us could be costly and time-consuming to defend.
We are subject and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. In addition, we have been sued by potential class action plaintiffs and have been sued in several potential derivative actions in connection therewith. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition, and results of operations.

Risks Related to Data Privacy and Cybersecurity
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences, including regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; business disruptions; reputational harm; loss of revenue or profits; and loss of customers or sales.
In the ordinary course of business, we collect, receive, access, generate, transfer, store, disclose, share, make accessible, protect, secure, dispose of, and use (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, financial information, geolocation information, social security numbers, government-issued identification information, and sensitive third-party data about employees, contractors, customers, suppliers, and others (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, codes, regulations, industry standards, external and internal privacy and security policies, contracts, and other obligations.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and our ability to provide products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for non-compliance. For example, the CCPA, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate our compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. In the EEA, the Collective Redress Directive (effective June 2023) will allow collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters.
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. The EU GDPR, the U.K. GDPR (collectively, "GDPR"), Brazil’s LGPD, India's Digital Personal Data Protection Act, and China’s PIPL impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the U.K. GDPR or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interest. We may have to change our business practices to comply with such obligations. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada's Anti-Spam Legislation, apply to our operations. As another example, the LGPD applies to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers in Asia, have operations Asia including in Japan, Singapore, India, and Hong Kong, and are subject to new and emerging data privacy regimes including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. We are also subject to the EU DSA, which requires us to further change our products, policies, and procedures. These new regulations create additional reporting obligations and oblige us to enhance our content moderation practices, update our internal procedures to allow users to notify of illegal content, and create internal mechanisms to handle complaints. Failures to comply with the DSA obligations may result in fines up to 6% of global turnover. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We also use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. For example, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent, or limit our use of AI/ML. Furthermore, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML, where the FTC alleges those companies have violated privacy and consumer protection laws. If we cannot use AI/ML, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Furthermore, in Europe, the proposed European Artificial Intelligence Regulation (EU AI Act), which has extraterritorial scope, will impose onerous obligations for providers and deployers of AI-related systems.
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
In addition, Switzerland and the U.K. similarly restrict personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Brazil, China, Russia) have also passed or are considering laws requiring local data residency, or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, U.K., and Switzerland to the U.S. in compliance with law, such as the U.K.'s International Data Transfer Agreement / Addendum, the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework and the U.K. extensions thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.
If we were unable to implement or maintain a valid compliance mechanism for cross-border data transfers, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from the EEA or other foreign jurisdictions. The inability to import personal data to the U.S. could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, by or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR's cross-border data transfer limitations.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we may become subject to additional such obligations in the future.
Our obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty.
Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or the third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable laws, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
If we or the third parties upon whom we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including interruptions or stoppages of data collection needed to train our algorithms); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Additionally, we publish privacy policies, marketing materials and other statements, such statements regarding our compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, material, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. Although we endeavor to comply with our privacy policies and other data protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures could subject us to potential foreign, federal, state, and local action..
Claims that we have violated individuals’ privacy rights or failed to comply with privacy policies and other data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We are also bound by contractual obligations related to data privacy and security (including related to industry standards), and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.
We have in the past received and may in the future receive inquiries from or be subject to investigations by data protection authorities regarding, among other things, our privacy, data protection, and information security practices. We have been subject to investigations by regulators in Romania and Turkey in connection with a security incident affecting our information technology systems in 2020; however, we have remediated the incident and notified all affected individuals and relevant data protection authorities as required under applicable privacy laws. Both investigations were recently finalized. The Turkish authority imposed a fine of approximated $4 thousand. The Romanian investigation resulted in the imposition of a 70 thousand Euro penalty in addition to various reporting and oversight obligations. The result of these investigations could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.
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
In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive information, including personal data, intellectual property, and trade secrets. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers", threat actors, "hacktivists", organized criminal threat actors, personnel (such as employee theft or misuse), and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons, in conjunction with military conflicts and defense activities. During times of geopolitical and other major conflicts, we, the third-party service providers upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.
We and the third parties upon which we rely may be subject to a variety of evolving threats. These include but are not limited to; social-engineering attacks (including through deepfakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks have become increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of resources. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number or, in some instances, all of our customers, and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic, and result in irreparable harm. In addition, remote work has become more common, and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired, or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program,
We rely on third-party service providers, sub-processors, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Even if we have issued or otherwise made available patches or information to address vulnerabilities in our software applications, products, or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could lead to such vulnerabilities being exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, or disclosure of, or access to, our sensitive information or information technology systems, or those of the third parties upon which we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our platform.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third-party upon which we rely) experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, the investigation conducted by Romanian regulatory authorities in connection with our 2020 security incident resulted in the imposition of a 70 thousand Euro penalty in addition to various reporting and oversight obligations. Security incidents and attendant consequences may prevent customers from using or cause customers to stop using our platform and products, deter new customers from using our platform and products, and negatively impact our ability to grow and operate our business.
A security incident may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. Our contracts may not contain limitations of liability, and even when they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Further, sensitive information belonging to us or our customers could be leaked, disclosed, or revealed as a result of, or in connection with, our employees', personnel's, or vendors' use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML model could be leaked or disclosed to others, including if sensitive information is used to train the third party's AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
Additionally, we face unique threats and vulnerabilities as a SaaS company, including, but not limited to, adverse consequences resulting from any vulnerabilities in our platform and products and customer misuse of our platform and products. The reliability and continuous availability of our platform and products is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced, or when new versions or enhancements of our platform or products are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers, or otherwise be delayed.

Additionally, our business depends upon the appropriate and successful implementation of our platform and products by our customers. If our customers fail to use our platform or products according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in us incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity, or availability of personal data or sensitive information was disrupted, we could incur significant liability or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Risks Related to Regulatory Compliance and Governmental Matters
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
We are subject to the U.S. FCPA, U.S. domestic bribery laws, the U.K. Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot provide assurance that all of our employees and agents will not take actions in violation of our policies and applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We currently sell, and anticipate continuing to sell, to U.S. federal, state, and local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services and healthcare. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our platform and products, or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements on third-party vendors generally, or our company in particular, that we may not be able to or may not choose to meet. In addition, government customers and customers in these highly regulated industries often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business. In addition, if our platform and products do not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing them to terminate their agreements.
Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have attained the requisite approvals. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.
These customers may also be subject to a rapidly evolving regulatory framework that may impact their ability to use our platform and products. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our platform and to grow or maintain our customer base. If we are unable to enhance our platform and products to keep pace with evolving requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including preferential pricing or “most favored nation” terms and conditions or contract provisions that are otherwise time-consuming and expensive to satisfy. In the U.S., applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our results of operations. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the FCPA, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.
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
Our business activities are subject to Trade Controls which may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions.
While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, our platform and products may have been provided in the past and could in the future be provided in violation of such laws, despite the precautions we take. Any failure to comply with applicable Trade Controls may materially affect us through reputational harm, as well as other negative consequences, including government investigations and penalties. Accordingly, we must incur significant operational costs to support our ongoing compliance with Trade Controls at all levels of our business.

Also, various countries in addition to the U.S. have enacted Trade Controls that could limit our ability to distribute our platform and products, or could limit our customers’ ability to implement our platform and products in those countries. Changes in our platform or products or future changes in Trade Controls may create delays in the introduction of our platform and products in international markets or, in some cases, prevent the export or import of our platform and products to certain countries, governments, or persons altogether. Any change in Trade Controls could result in decreased use of our platform and products by, or decrease in our ability to export or sell our platform and products to, existing or potential customers. Any decreased use of our platform or products or limitation on our ability to export or sell our platform and products would adversely affect our business, financial condition, results of operations, and growth prospects.
For example, over time, the U.S. has imposed Trade Controls that restrict the export of U.S.-regulated products and technology in response to geopolitical actions. Specifically, in 2022, the U.S. significantly increased U.S. export controls on AI and advanced computing products. In 2023, the U.S. added to the restrictions in those areas. During this time, the U.S. has increasingly added Chinese companies to the prohibited lists. These and potential future restrictions could adversely affect our financial performance and result in reputational harm to us. The Russian military operation in Ukraine, initiated in 2022, resulted in the imposition of financial and other sanctions and Trade Controls against Russia and Belarus. (We had no exports to Russia and Belarus in fiscal year 2024). Such Trade Controls and any further restrictions that may be promulgated by relevant governmental authorities could adversely affect our business.
Risks Related to Our Intellectual Property
Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We may not be able to protect our intellectual property rights if, for example, we are unable to enforce our rights against infringement or misappropriation, or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies, and our business, financial condition, results of operations, or growth prospects may be harmed.
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
We are from time to time subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. As one example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products.
Lawsuits can be time-consuming and expensive to resolve and can divert management’s time and attention. The software industry in which we operate is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we can. In a patent infringement claim against us, we may assert as a defense that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents, or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have, which could prevent us from deterring patent infringement claims through our own patent portfolio,. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.
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
Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and harm our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. The occurrence of infringement and misappropriation claims may grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition, and results of operations.
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
Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits were successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications, and trademark filings at risk of being invalidated, not issued, or cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new functionality, result in our substituting inferior or more costly technologies into our products, or injure our reputation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, or distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. For example, past employees have sought to misappropriate source code relevant to certain of our products. While we have taken steps to enjoin misappropriation that we are aware of, such steps may not ultimately be successful and we may not be aware of all such misappropriation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.
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
We use open source software in our products, which could negatively affect our ability to sell our platform and products or subject us to litigation or other actions.
We use open source software in our products and we expect to continue to incorporate open source software into our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our products in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products.
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
Risks Related to Our International Operations
Our current operations are international in scope, and we may pursue further geographic expansion, creating a variety of operational challenges.
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the U.S. generated 57% and 54% of our revenue for fiscal years 2024 and 2023, respectively. Beyond the U.S., we have operational presence internationally, including in Romania, the U.K., and a number of other countries in Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, Singapore, South Korea, Turkey, and the United Arab Emirates, among others. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2024, the majority of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•more stringent regulations relating to privacy and data security and the unauthorized use of or access to commercial and personal data, particularly in the EU;

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
•the impacts of political instability, military conflicts, or terrorist activities on our employees, our business, and the global economic environment;
•an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions;
•exposure to anti-competition laws in foreign jurisdictions that may conflict with or be more restrictive than similar U.S. anti-competition laws; and
•adverse changes to domestic and foreign tax laws and regulations, and the requirements of foreign exchange controls, which could make it difficult to repatriate earnings and cash.
Although we have taken steps designed to ensure that we comply with applicable regulations including evolving U.S. and international sanctions, these steps involve additional compliance costs and operational costs. Any of these risks could adversely impact our business, financial condition, and results of operations. Failure to comply with these international regulations as they evolve could harm our business. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
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
Section 404 of SOX requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.
Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have a material and adverse effect on our business, financial condition, and results of operations.
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
Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.
Our international operations and personnel have rapidly expanded to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. We are currently under audit in certain jurisdictions, and topics as described above have been raised in the tax audits in Romania and India. We believe our position is reasonable, however, the administrative procedures in finalizing the tax audits are in process and potential disputes and/or litigation may follow.
The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The authorities in these jurisdictions could audit our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing and could impose additional tax, interest, and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such contingencies. Furthermore, we are subject to periodic audits in the various jurisdictions in which we operate. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our accruals for taxes. Although we believe our estimates are reasonable, the final outcome of audits could materially differ from our expectations.
Changes in tax laws or tax rulings could materially affect our financial condition, results of operations, and cash flows.
The tax regimes that we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations and we must monitor such changes closely. For example, the TCJA, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Inflation Reduction Act enacted in 2022, made many significant changes to the U.S. tax laws, especially with regard to international aspects of taxation. Further, effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenses for tax purposes in the year incurred, and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Although there has been legislative adoption in the U.S. House of Representatives to amend the capitalization requirement, there can be no assurance that the provision will be further adopted by the U.S. Senate or otherwise modified. Similarly, as our operations are material in Romania, legislative changes have been introduced to enact for fiscal years starting after January 1, 2024 an Alternative Minimum Corporate Tax and we will be subject to this legislation in the future. Future guidance from the IRS and other tax authorities with respect to any existing or new laws may affect us, and certain aspects of such laws could be repealed or modified in future legislation.
In addition, the OECD has been working on a BEPS Project and issued a report in 2015, an interim report in 2018, and has issued additional guidelines, model rules, and final proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In particular, the OECD is coordinating the implementation of rules to be adopted from 2023 for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One), and for a global minimum tax (Pillar Two). As these and other BEPS initiatives are subject to further final negotiation and implementation by each member country, we cannot predict the timing and ultimate outcome or the potential impact it may have on our tax obligations, operations, or our financial statements.
Additionally, the European Commission and several countries have issued (and continue to issue) legislation and proposals that could change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue or online sales (e.g. Romanian Alternative Minimum Corporate Tax). For example, several countries have proposed or enacted taxes applicable to digital services which could apply to our business (subject to any scaling back or withdrawal of such proposals or enactments following the implementation of Pillar One and Pillar Two and/or the introduction of mechanisms to avoid double taxation currently being assessed).
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
Certain of our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. or foreign tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited to 80% of current year taxable income. NOLs generated in taxable years beginning before January 1, 2024 are permitted to be carried forward for 7 taxable years under the Romania income tax law. In 2023, the Romanian government approved Emergency Ordinance No. 115/2023. Under the Ordinance, NOLs generated in taxable years beginning after January 1, 2024 can be carried forward for 5 years, and the utilization of the NOLs is limited to 70% of current year taxable income.
In general, under Section 382 of the IRC, a corporation that undergoes an “ownership change” (as defined under Section 382 of the IRC and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have identified Section 382 ownership changes in April 2017 and July 2020 and, accordingly, our NOLs are subject to limitation. We did not experience a subsequent ownership change in connection with the Series F Financing and our IPO. We do not believe that any Section 382 limitations will prevent us from fully utilizing our NOLs. It is possible that we have in the past undergone and may in the future undergo additional ownership changes that we have not identified and that could result in additional limitations on our NOLs. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we achieve or sustain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Daniel Dines, our Chief Innovation Officer, co-founder, and Chairman, which will limit stockholders' ability to influence the outcome of important decisions.
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our Chief Innovation Officer, co-founder, and Chairman, Daniel Dines, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 86% voting power of our outstanding capital stock as of January 31, 2024. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to other stockholders or that may not be aligned with other stockholders' interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.
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
Because our Chief Innovation Officer, co-founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owns shares representing in excess of 50% of the voting power of our outstanding capital stock, we are eligible to elect the “controlled company” exemption to the corporate governance rules for publicly-listed companies. We have not elected to do so. If we decide to rely on the “controlled company” exemption, then under the corporate governance rules for publicly-listed companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors and adversely affect the market price of our Class A common stock.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our Chief Innovation Officer, co-founder, and Chairman, Daniel Dines, who holds all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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

In addition, there were 42,352,294 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of January 31, 2024. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future for public resale under the Securities Act. The shares of Class A common stock became eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that stockholders would receive a premium for their shares of our Class A common stock in an acquisition.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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
Accordingly, we cannot assure stockholders of the liquidity of an active trading market, the ability to sell their shares of our Class A common stock when desired, or the prices that they may obtain for their shares of our Class A common stock. The lack of an active market may impair stockholders' ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair value of their shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been and may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
Our business, financial condition, results of operations, or cash flows could be significantly hindered by the occurrence of a natural disaster, public health crisis, military action, terrorist attack, or other catastrophic event.
Our business operations may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, public health crises, and other events beyond our control. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus reduced spending on our platform and products. In addition, a substantial portion of our operations rely on support from our headquarters in New York City and our office in Bucharest, Romania. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, and other events beyond our control materially impacts our ability to operate those offices, it may have a material impact on our business operations as a whole.
To the extent that such events disrupt our business or the businesses of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition, results of operations, and cash flows.
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments relate to revenue recognition and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats (which we refer to as information security threats) to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data. Our critical data includes intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and sensitive information related to our employees, prospective employees, third-party service providers, and our customers. Together, we refer to these systems and data as our Information Assets, Systems, and Data).
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and standards and policies designed to manage and mitigate material risks from information security threats to our Information Assets, Systems, and Data, including, for example: using manual and automated monitoring tools; conducting scans of our threat environment; subscribing to reports and services that identify information security threats; analyzing reports of threats and actors; evaluating threats reported to us; conducting and using third parties to conduct tests of certain systems; coordinating with law enforcement concerning certain threats; having third parties conduct threat assessments; conducting threat assessments and vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting penetration testing; having third parties conduct red/blue team testing and tabletop incident response exercises; using external intelligence feeds; and conducting various threat model exercises. The level of investment and maturity of each of these measures are mapped directly to our risk management program.
Our assessment and management of material risks from information security threats are integrated into our overall risk management processes. For example: (1) information security risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) the information security team with enterprise input from other teams, including our risk management, internal audit, security, and technology management personnel, works with management to prioritize our risk management processes and mitigate information security threats that have a higher likelihood of leading to a material impact to our business; (3) our global risk and compliance team, under the direction of our CISO, evaluates material risks from information security threats against our overall business objectives.
We use third-party service providers to assist, from time to time, in identification, assessment, and management of material risks from information security threats, including but not limited to penetration testing firms, professional services firms, external legal counsel, threat intelligence service providers, information security consultants and software providers, managed cybersecurity service providers, and forensic investigators. Further, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We use certain vendor management processes to help manage information security risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Assets, Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify information security risks associated with a provider and impose contractual obligations related to information security on the provider, including, for example: conducting risk assessments and vulnerability scans related to our vendors’ services; requiring our vendors to complete security questionnaires; reviewing our vendors’ written security programs and security assessments; conducting and maintaining reports on our vendors; reviewing our vendors' third-party audit reports; conducting security assessment calls with our vendors’ security personnel; and imposing certain contractual obligations on our vendors. We apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor's programs. Reports from our third-party vendors are treated as an intake to our incident response process. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems.

For a description of the risks from information security threats that may materially affect us and how they may do so, see Risk Factors—Risks Related to Data Privacy and Cybersecurity in Part I, Item 1A of this Annual Report on Form 10-K.
Governance
In fiscal year 2024, our information security risk assessment and management processes were implemented and maintained by certain of our management, including our CISO, our Chief Technology Officer—Cloud, and our Senior Director of Security Operations. Our CISO has over 30 years of experience developing and leading IT product security teams across multiple technology domains, and previously held leadership positions at several large technology companies. Our Chief Technology Officer—Cloud holds a Master of Science degree in Computer Engineering and has over 20 years of experience in various IT leadership roles, including most recently as Head of Engineering within a large technology company's Cloud and IT division. Our Senior Director of Security Operations has over 12 years of experience in IT security and is a Certified Information Systems Security Professional.
Our CISO and information security team are responsible for hiring appropriate information security personnel, helping to integrate information security risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The CISO and CISO's leadership team are responsible for approving budgets, approving information security processes, helping to prepare for possible cybersecurity incidents, and reviewing security assessments and other security-related reports. Other teams are also involved in aspects of this work.
The CISO regularly reports to senior management and the board of directors on the oversight of our information security program. The CISO is also a member of the senior leadership team that meets quarterly on risk and compliance, which includes executives throughout the company who oversee areas such as finance, accounting, investor relations, people, legal and compliance, IT, and product and engineering. This committee meets regularly, as relevant, to discuss oversight of the information security program, program enhancements, and new risks or threats the company might be facing. The company has established, as part of its incident response program, a smaller senior executive committee to oversee and manage information security incidents or vulnerabilities, assessed by severity and/or known or threatened impact. Security management and others work with our incident response team to help mitigate and remediate information security incidents of which they are notified. In addition, our incident response plan includes reporting to the board of directors for certain information security incidents.
The CISO reports at least quarterly to the audit committee of the board of directors. Pursuant to its charter, the audit committee has, as an area of focus, the adequacy and effectiveness of our information security and cybersecurity policies and practices. The board of directors retains overall responsibility for assessing the our major risks and considering ways to address those risks, and addresses our information security risk management as part of its general oversight function. Through its meetings with management, including the information security, internal audit and legal and compliance functions, the audit committee reviews and discusses significant areas of our business and summarizes key areas of risk and relevant mitigating factors for the board of directors.
Item 2. Properties
Our corporate headquarters and other significant leased real property as of January 31, 2024 are shown in the following table.

Location	Business Purpose	Square Footage	Lease Expiration Date
New York, NY	Global headquarters	26,363	3/31/2038
Bucharest, Romania	Corporate office	100,335	3/1/2028
Bellevue, WA (1)	Product development center	39,120	11/30/2024
Bangalore, India	Corporate office	21,006	2/14/2028
Tokyo, Japan	Corporate office	7,868	7/31/2028
(1) In January 2024, we entered into a lease for a new Bellevue, WA product development center, the term of which commences in May 2024 and expires on October 31, 2034; this new space, with an area of 44,735 square feet, will replace our existing Bellevue space upon the expiration of that lease.

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
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 11, Commitments and Contingencies — Litigation, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Number of Holders of Common Stock
The number of record holders of our Class A and Class B common stock as of March 21, 2024 was 50 and one, respectively. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of Class A common stock is held in “street name” by brokers.
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
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our stock repurchase program for the three months ended January 31, 2024 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1 – 30	1,650	$17.36	$1,650	$418,774
December 1 – 31	—	—	$—	$418,774
January 1 – 31	951	$22.37	$951	$397,502
Total	2,601		2,601
(1) Excludes brokerage commission.
(2) On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization expires on March 1, 2025, subject to modification by the board of directors in the future. As part of this stock repurchase program, UiPath Inc. adopted (a) on October 12, 2023, a non-discretionary stock repurchase agreement intended to satisfy Rule 10b5-1, covering the period between October 16, 2023 and

November 29, 2023; (b) on January 12, 2024, a non-discretionary stock repurchase agreement intended to satisfy Rule 10b5-1, covering the period between January 16, 2024 and March 12, 2024.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock for the period from April 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, through January 31, 2024, as compared to the cumulative total return of the S&P 500 Index and S&P 500 Technology Index over the same period. The graph assumes a $100 investment in our Class A common stock and each of the above indices at April 21, 2021, with cash dividends reinvested as applicable.

Comparison of Cumulative Total Return
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
04/21/21
Q1 FY22
Q2 FY22
Q3 FY22
Q4 FY22
Q1 FY23
Q2 FY23
Q3 FY23
Q4 FY23
Q1 FY24
Q2 FY24
Q3 FY24
Q4 FY24
UiPath, Inc.
S&P 500 Index
S&P 500 Technology Index

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended January 31, 2024 included elsewhere in this Annual Report on Form 10-K. This discussion, particularly with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Readers should review the disclosure under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal quarters end on April 30, July 31, and October 31, and our fiscal year ends January 31. References to fiscal years 2024, 2023, and 2022 in this Annual Report on Form 10-K refer to our fiscal years ended January 31, 2024, 2023, and 2022, respectively. A discussion regarding our financial condition and our results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 was presented in the 2023

Form 10-K, under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Overview
UiPath is at the forefront of technology innovation and thought leadership in automation, as the provider of an end-to-end platform that can help customers realize the true potential of digital transformation. The UiPath Business Automation Platform leverages AI, ML, and NLP to empower automations that emulate human behavior, driving operational efficiencies and meaningful business outcomes without requiring significant changes to the organization's underlying technology infrastructure.
Historically, we have grown our revenue and ARR significantly by helping customers adopt automation as a tool, process by process. Today, we continue to build on this foundation and drive the evolution of AI-powered automation by inspiring customers to see automation more holistically, as not just a tool but as a whole new way of operating and innovating.
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
•our ability to increase sales to existing customers, which depends on factors such as our customers’ satisfaction with our platform, competition, and pricing, and overall changes in our customers’ propensity to invest in automation;
•our ability to grow our partner base and execute on all aspects of partner relationships, which depends on the competitiveness of our platform and the profitability of our relationship for our partners and potential partners;
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
Fiscal Year 2024 Highlights
•Revenue of $1,308.1 million increased 24% year-over-year.
•ARR of $1,463.7 million increased 22% year-over-year.
•Gross margin was 85% for fiscal year 2024, compared to 83% for fiscal year 2023.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,880.3 million as of January 31, 2024, compared to $1,759.8 million as of January 31, 2023.
Macroeconomic Environment
As a corporation with a global presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the impact of changes in geopolitical relationships, rising inflation and interest rates, monetary policy changes, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers, prospective customers, and partners.

Internationally, we price our platform in currencies that may not be the functional currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations, which may impact demand for our platform, our near-term results, comparison of results to prior periods, and our ability to predict future results.
Further, cash, cash equivalents, and marketable securities represent a significant portion of our total assets; as such, liquidity concerns in the financial services industry may have an effect on our business, financial conditions, and results of operations. Additionally, the return on our cash, cash equivalents, and marketable securities is sensitive to changes in interest rates. Volatility in the interest rate environment may impact the amount of interest and other income reported on our consolidated statements of operations, the comparability of these amounts to prior periods, and our ability to predict future profitability.
We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
Fiscal Year 2023 Restructuring Actions
On June 24, 2022, our board of directors approved restructuring actions to manage our operating expenses. These actions included an overall reduction of approximately 5% of our global workforce, aimed at simplifying our go-to-market approach to improve market segmentation, increase sales productivity, and provide best-in-class customer experience and outcomes. On November 10, 2022, our board of directors approved further restructuring actions, including an additional 6% workforce reduction to further support our strategic positioning to drive increased execution velocity, operational efficiency, and customer centricity. Restructuring actions were completed during the second quarter of fiscal year 2024. Refer to Note 11, Commitments and Contingencies—Fiscal Year 2023 Restructuring Actions included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Components of Results of Operations
Revenue
We derive revenue from the sale of: (1) software licenses for use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services.
We have a unified commercial offering for software products with both on-premise and cloud deployment options that allows customers the choice of either deployment option throughout the term of the contract. These Flex Offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
Licenses
Our term licenses (typically sold as a portion of Flex Offerings) provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term.
Subscription Services
We generate subscription services revenue through the provision of: (1) maintenance and support services, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for our licenses, and (2) SaaS products (typically sold as a portion of Flex Offerings). Maintenance and support and SaaS products represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements.
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
Subscription Services
Cost of subscription services revenue consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, depreciation, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our SaaS business grows. In the future, we expect further expansion of our cloud-based deployments. As sales of SaaS products become a larger percentage of our total revenue, we expect our gross margin to be impacted by increased hosting fees and cloud infrastructure costs.
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes expenses related to subcontracted third-party services, depreciation, and allocated overhead. We recognize these expenses as they are incurred. We expect cost of professional services and other revenue to continue to increase in absolute dollars for the foreseeable future.
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
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign exchange gains and losses. Other income (expense), net also includes amortization of discounts and premiums on marketable securities, as well as gains and losses associated with foreign currency forward contracts for those periods in which such contracts were outstanding.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state, Romanian, and U.K. DTAs, as we have concluded as of January 31, 2024 that it is more likely than not that these DTAs will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated (in thousands):

	Year Ended January 31,
	2024	2023
Revenue:
Licenses	$621,392	$497,836
Subscription services	649,918	508,823
Professional services and other	36,762	51,922
Total revenue	1,308,072	1,058,581
Cost of revenue:
Licenses (1)	10,469	10,421
Subscription services (1)(2)(3)(4)	111,922	87,366
Professional services and other (2)(3)(4)	73,533	82,264
Total cost of revenue	195,924	180,051
Gross profit	1,112,148	878,530
Operating expenses:
Sales and marketing(1)(2)(3)(4)	713,130	701,558
Research and development(2)(3)(4)	332,101	285,750
General and administrative(1)(2)(3)(4)	231,637	239,505
Total operating expenses	1,276,868	1,226,813
Operating loss	(164,720)	(348,283)
Interest income	57,130	27,955
Other income, net	31,775	2,767
Loss before income taxes	(75,815)	(317,561)
Provision for income taxes	14,068	10,791
Net loss	$(89,883)	$(328,352)

(1) Includes amortization of acquired intangible assets as follows (in thousands):	Year Ended January 31,
	2024	2023
Cost of licenses revenue	$3,371	$2,754
Cost of subscription services revenue	2,359	1,811
Sales and marketing	2,706	2,153
General and administrative	164	178
Total amortization of acquired intangible assets	$8,600	$6,896

(2) Includes stock-based compensation expense as follows (in thousands):	Year Ended January 31,
	2024	2023
Cost of subscription services revenue	$14,750	$11,894
Cost of professional services and other revenue	10,958	11,855
Sales and marketing	144,863	154,922
Research and development	117,965	102,546
General and administrative	83,419	88,623
Total stock-based compensation expense	$371,955	$369,840

(3) Includes employer payroll tax expense related to employee equity transactions as follows (in thousands):	Year Ended January 31,
	2024	2023
Cost of subscription services revenue	$434	$272
Cost of professional services and other revenue	327	263
Sales and marketing	4,176	4,605
Research and development	3,027	1,692
General and administrative	1,924	930
Total employer payroll tax expense related to employee equity transactions	$9,888	$7,762

(4) Includes restructuring expense as follows (in thousands):	Year Ended January 31,
	2024	2023
Cost of subscription services revenue	$114	$182
Cost of professional services and other revenue	—	710
Sales and marketing	1,376	19,491
Research and development	387	494
General and administrative	749	2,569
Total restructuring expense	$2,626	$23,446

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2024	2023
Revenue:
Licenses	47%	47%
Subscription services	50%	48%
Professional services and other	3%	5%
Total revenue	100%	100%
Cost of revenue:
Licenses	1%	1%
Subscription services	8%	8%
Professional services and other	6%	8%
Total cost of revenue	15%	17%
Gross profit	85%	83%
Operating expenses:
Sales and marketing	55%	66%
Research and development	25%	27%
General and administrative	18%	23%
Total operating expenses	98%	116%
Operating loss	(13)%	(33)%
Interest income	4%	3%
Other income, net	3%	—%
Loss before income taxes	(6)%	(30)%
Provision for income taxes	1%	1%
Net loss	(7)%	(31)%
Comparison of Fiscal Year 2024 and Fiscal Year 2023
Revenue

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Licenses	$621,392	$497,836	$123,556	25%
Subscription services	649,918	508,823	141,095	28%
Professional services and other	36,762	51,922	(15,160)	(29)%
Total revenue	$1,308,072	$1,058,581	$249,491	24%
Total revenue increased by $249.5 million, or 24%, for fiscal year 2024 compared to fiscal year 2023, primarily due to a $141.1 million increase in subscription services revenue, related in part to the transition to our Flex Offerings, and a $123.6 million increase in licenses revenue. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 12% was attributable to new customers and 88% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.

Cost of Revenue and Gross Margin

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Licenses	$10,469	$10,421	$48	—%
Subscription services	111,922	87,366	24,556	28%
Professional services and other	73,533	82,264	(8,731)	(11)%
Total cost of revenue	$195,924	$180,051	$15,873	9%
Gross margin	85%	83%
Total cost of revenue increased by $15.9 million, or 9%, for fiscal year 2024 compared to fiscal year 2023, primarily due to an increase in cost of subscription services revenue, partially offset by a decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $14.3 million increase in personnel-related expenses, which included a $9.7 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $2.9 million increase in stock-based compensation expense, and a $1.4 million increase in employee insurance costs. Cost of subscription services revenue was also impacted by a $5.1 million increase in hosting and software services costs as a result of increased usage, a $2.7 million increase in costs associated with the use of third-party vendors, an aggregate $0.8 million increase in depreciation and amortization and other administrative costs, and a $0.5 million increase in travel expenses. The decrease in cost of professional services and other revenue was primarily driven by a $6.1 million decrease in costs associated with the use of third-party subcontractors to deliver professional services to our customers. Additionally, cost of professional services and other revenue was impacted by a $2.7 million decrease in personnel-related expenses, primarily related to lower bonus expenses and stock-based compensation expenses due to a decrease in headcount driven by our fiscal year 2023 restructuring actions, partially offset by an increase in general employee severance.
Our gross margin increased to 85% for fiscal year 2024 compared to 83% for fiscal year 2023, due to change in mix driven by growth in higher-margin licenses and subscription services revenue and decrease in lower-margin professional services and other revenue.
Operating Expenses
Sales and Marketing

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$713,130	$701,558	$11,572	2%
Percentage of revenue	55%	66%
Sales and marketing expense increased by $11.6 million, or 2%, for fiscal year 2024 compared to fiscal year 2023. This increase was primarily attributable to a $29.0 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs, an $11.6 million increase in marketing and travel-related expenses due in part to our Forward VI event, a $5.4 million increase in sales-related software expenses, and an aggregate $1.5 million increase in depreciation and amortization and other administrative costs. These increases were partially offset by a $32.7 million decrease in personnel-related expenses, which included a $17.6 million decrease in employee termination benefits as a result of the completion of our fiscal year 2023 restructuring actions in the second quarter of fiscal year 2024, a $10.1 million decrease in stock-based compensation expense, and an $8.0 million decrease in salary-related and bonus expenses, partially offset by a $3.1 million increase in employee insurance and other benefit costs. Sales and marketing expense was also impacted by a $4.8 million decrease in third-party consulting fees.

Research and Development

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$332,101	$285,750	$46,351	16%
Percentage of revenue	25%	27%
Research and development expense increased by $46.4 million, or 16%, for fiscal year 2024 compared to fiscal year 2023. The increase was primarily attributable to a $34.0 million increase in personnel-related costs, which included a $15.4 million increase in stock-based compensation expense, a $14.7 million increase in salary-related and bonus expenses, a $1.8 million increase in employee insurance costs, and a $1.3 million increase in employer payroll tax expense related to employee equity transactions. Research and development expense was also impacted by an $11.5 million increase in hosting and software services costs and a $2.5 million increase in travel-related expenses, partially offset by a $2.2 million decrease in third-party consulting fees.
General and Administrative

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$231,637	$239,505	$(7,868)	(3)%
Percentage of revenue	18%	23%
General and administrative expense decreased by $7.9 million, or 3%, for fiscal year 2024 compared to fiscal year 2023. This decrease was primarily attributable to a $7.7 million decrease in personnel-related expenses, which included a $5.2 million decrease in stock-based compensation expense, a $1.6 million decrease in salary-related and bonus expense, and a $1.4 million decrease in employee termination benefits as a result of the completion of our fiscal year 2023 restructuring actions in the second quarter of fiscal year 2024, partially offset by a $1.0 million increase in employer payroll tax expense related to employee equity transactions. General and administrative expense was also impacted by a $4.8 million decrease in third-party consulting fees and a $4.5 million decrease in commercial insurance costs, partially offset by an $8.0 million increase in software service expenses.
Interest Income

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Interest income	$57,130	$27,955	$29,175	104%
Percentage of revenue	4%	3%
Interest income increased by $29.2 million, or 104%, for fiscal year 2024 compared to fiscal year 2023 as a result of a period-over-period increase in our marketable securities balance as well as increased interest rates.
Other Income, Net

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Other income, net	$31,775	$2,767	$29,008	NM(1)
Percentage of revenue	3%	—%
(1) Not meaningful
Other income, net increased by $29.0 million for fiscal year 2024 compared to fiscal year 2023, primarily due to a $26.5 million increase in amortization of discounts on marketable securities and a $0.8 million increase in gains from foreign currency transactions.

Provision For Income Taxes

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Provision for income taxes	$14,068	$10,791	$3,277	30%
Percentage of revenue	1%	1%
Provision for income taxes increased by $3.3 million, or 30%, for fiscal year 2024 compared to fiscal year 2023. The effective tax rate was (18.6)% and (3.4)% for fiscal years 2024 and 2023, respectively. The increase in provision for income taxes was primarily driven by higher foreign tax expenses of our cost-plus margin entities in certain foreign jurisdictions.
Key Performance Metric
We monitor ARR to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves, for example those for credit losses or disputed amounts. At January 31, 2024 and 2023, our ARR was $1,463.7 million and $1,203.8 million, respectively, representing a growth rate of 22%. Approximately 14% of this growth rate was due to new customers and 86% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 119% and 123% as of January 31, 2024 and 2023, respectively. We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR, the ARR from the cohort of all customers as of 12 months prior to such period end. We then calculate Current Period ARR, the ARR from these same customers as of the current period end. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our GAAP revenue and ARR calculations. Our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, future revenue can be impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced upfront, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract assuming no reserve is applied, whereas revenue is determined by total contract value and timing of satisfaction of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks

Related to Our Business, Products, Operations, and Industry" included in Part I, Item 1A of this Annual Report on Form 10-K.
A summary of ARR-related data at January 31, 2024 and 2023 is as follows:

	At January 31,
	2024	2023
	(dollars in thousands)

Annualized renewal run-rate (ARR)	$1,463,698	$1,203,845
Incremental ARR (1)	$259,853	$278,569

Customers with ARR ≥ $1 million:
Number of customers	288	229
Percent of fiscal year revenue	52%	43%
Customers with ARR ≥ $100 thousand:
Number of customers	2,054	1,785
Percent of fiscal year revenue	86%	81%

Dollar-based net retention rate	119%	123%
(1) For the twelve months ended January 31, 2024 and 2023, respectively
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, repurchase shares of our Class A common stock. As of January 31, 2024 and 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,879.8 million and $1,759.8 million, respectively, and we had an accumulated deficit of $1,914.2 million and $1,824.3 million, respectively. During the fiscal years ended January 31, 2024 and 2023, we reported net losses of $89.9 million and $328.4 million, respectively, and net cash provided by (used in) operations of $299.1 million and $(10.0) million, respectively.
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
In October 2020, we entered into the Credit Facility with an available borrowing capacity of $200.0 million. We did not borrow under the Credit Facility at any time, and it was terminated in September 2023, shortly prior to its scheduled maturity date. Refer to Note 10, Credit Facility for further details.
Our future capital requirements will depend on many factors, including our revenue growth rate, sales of our products and services, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with international expansion, the timing and extent of capital expenditures to invest in existing and new office spaces, and the timing and extent of stock repurchases. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

We believe that our existing cash and cash equivalents, marketable securities, and payments from customers will be sufficient to fund our anticipated cash requirements for the next twelve months and the long term.
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Refer to Note 12, Stockholders' Equity—Stock Repurchase Program for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in) operating activities(1)	$299,082	$(9,981)
Net cash used in investing activities	(439,569)	(289,143)
Net cash used in financing activities	(196,895)	(60,669)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(10,483)	$(9,112)
Net payments of employee tax withholdings on stock option exercises	(980)	(5,394)
Cash paid for restructuring costs	(6,180)	(19,339)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses. Until recently, our operating cash flows have generally been negative and we have supplemented working capital requirements primarily through net proceeds from the sale of equity securities.
Net cash provided by operating activities for fiscal year 2024 of $299.1 million was driven by by cash collections from our customers, which were approximately 25% higher than in the prior year, and interest income on our marketable securities, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including bonuses paid in the first quarter of fiscal year 2024 and employer payroll taxes related to employee equity transactions. Other cash operating expenditures included payments related to our fiscal year 2023 workforce restructuring, which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.
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
Investing Activities
Net cash used in investing activities for fiscal year 2024 of $439.6 million was primarily driven by $435.0 million in net purchases of marketable securities and $7.3 million in capital expenditures.
Net cash used in investing activities for fiscal year 2023 of $289.1 million was primarily driven by $237.0 million in net purchases of marketable securities, $29.5 million in cash consideration associated with the acquisition of Re:Infer, which is presented net of cash acquired, and $23.8 million in capital expenditures.

Financing Activities
Net cash used in financing activities for fiscal year 2024 of $196.9 million was primarily driven by payments of tax withholdings on net settlement of equity awards of $112.1 million, $102.6 million in repurchases of Class A common stock under our stock repurchase program, and $5.9 million loan note payment on the first anniversary of the acquisition of Re:infer, partially offset by proceeds from ESPP contributions of $17.6 million and proceeds from stock option exercises of $6.7 million.
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
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation and payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of January 31, 2024, accrued compensation and benefits of $137.4 million are included in current liabilities on our consolidated balance sheet. Refer to Note 9, Consolidated Balance Sheet Components—Accrued Expenses and Other Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities as of January 31, 2024.
The following table summarizes the aggregate effect that our material contractual obligations as of January 31, 2024 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease commitments(1)	$126,836	$13,463	$28,593	$22,102	$62,678
Purchase commitments	171,115	68,958	93,689	8,468	—
Total contractual obligations	$297,951	$82,421	$122,282	$30,570	$62,678
(1) Inclusive of $32.7 million of commitments related to operating leases which have not yet commenced.
The amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and to Note 11, Commitments and Contingencies—Non-Cancelable Purchase Commitments for more detailed information regarding timing of purchase commitments.
Additionally, our stock repurchase program may represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. As of January 31, 2024, approximately $397.5 million remained of the $500.0 million originally authorized. The authorization expires on March 1, 2025, subject to modification by our board of directors. Refer to Note 12, Stockholders' Equity—Stock Repurchase Program for further details.
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
For further information about our revenue recognition, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition and Note 3, Revenue Recognition, included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date fair value of the awards.
Stock Options
The fair value of stock options is determined using the Black-Scholes pricing model, which considers the value of our Class A common stock, exercise price, expected term, expected volatility, risk-free interest rate, and expected dividend yield.
Stock options granted during fiscal year 2024 were granted in-the-money with an exercise price of $0.10, which is our current broad-based granting practice in certain non-U.S. jurisdictions; given their immaterial exercise price, the fair values of these in-the-money stock options closely approximated the closing price of our publicly traded Class A common stock on the respective grant dates and were not sensitive to the other inputs to the Black-Scholes pricing model.
However, during fiscal year 2023, 2.1 million stock option grants were U.S. executive-level grants with an at-the-money exercise price, the fair values of which were sensitive to the other inputs of the Black-Scholes pricing model. The most subjective of these inputs are as follows:
•Expected term. We do not yet have sufficient relevant historical exercise data to provide a reasonable basis for estimation of expected term post-IPO; we presently use the simplified method permitted under Staff Accounting Bulletin 14, which deems the expected term to be the average of the time-to-vest and the contractual life. The expected term for the aforementioned 2.1 million stock options ranged from 5.3 to 6.1 years at grant.
•Expected volatility. As a public market for our common stock did not exist prior to our IPO, we have limited trading history on which to base expectations of volatility; during fiscal year 2023 we estimated expected volatility based on the volatility of a group of similar publicly held entities, referred to as “guideline companies,” over a look-back period equivalent to the expected term. In evaluating the similarity of guideline companies, we consider factors such as industry, stage of life cycle, size, and degree of financial leverage. The expected volatility for the aforementioned 2.1 million stock options ranged from 59.4% to 61.8% at grant. (Beginning in fiscal year 2024, we have begun to include our own stock price volatility within the reference group and will continue to increase the weighting of our own volatility over time as sufficient trading history is established.)
A ten percent change in the Black-Scholes values of these 2.1 million stock options would have impacted our fiscal year 2024 stock-based compensation expense by $0.6 million.
ESPP`
The fair value of ESPP awards is determined using the Black-Scholes pricing model, with the most subjective input being expected volatility. As a public market for our common stock did not exist prior to our IPO, we have limited trading history on which to base expectations of volatility; until late fiscal year 2023, we estimated expected volatility based on the volatility of the same group of guideline companies used for our stock options, over a look-back period equal to the six-month term of our ESPP offering periods. Beginning with the offering period in the fourth quarter of fiscal year 2023, having established sufficient trading history, we have estimated expected volatility using the volatility of our own Class A common stock over the look-back period. The expected volatility used in valuing ESPP offering periods outstanding during fiscal year 2024 ranged from 60.8% to 76.7%. A ten percent change in the Black-Scholes values of these ESPP awards would have impacted our fiscal year 2024 stock-based compensation expense by $0.7 million.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements, included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
As of January 31, 2024, we had $1,061.7 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $818.1 million of marketable securities, consisting of treasury bills and U.S. government securities, agency bonds, and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements for fiscal year 2024.

Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other income (expense), net on our consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $11.9 million for fiscal year 2024. For fiscal year 2024, approximately 53% of our revenue and approximately 35% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $0.3 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
UiPath, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of UiPath Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Revenue Recognition - Assessment of Terms and Conditions in Certain Contracts
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from term licenses, maintenance and support services, SaaS products, and professional services. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue when, or as, a performance obligation is satisfied. Management applies judgment in identifying and evaluating any terms and conditions in contracts that may impact revenue recognition. For the year ended January 31, 2024, the Company recorded revenue of $1.31 billion.
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
March 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
UiPath, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of UiPath, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2022 (not presented herein), the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the year ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2018 to 2022.
New York, New York
April 4, 2022

UiPath, Inc.
Consolidated Balance Sheets
Amounts in thousands except per share data

	As of January 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,061,678	$1,402,119
Restricted cash	438	—
Marketable securities	818,145	354,774
Accounts receivable, net of allowance for credit losses of $1,119 and $2,698, respectively	436,296	374,217
Contract assets	84,197	69,260
Deferred contract acquisition costs	74,678	49,887
Prepaid expenses and other current assets	104,980	94,150
Total current assets	2,580,412	2,344,407
Marketable securities, non-current	—	2,942
Contract assets, non-current	6,214	6,523
Deferred contract acquisition costs, non-current	154,317	137,616
Property and equipment, net	23,982	29,045
Operating lease right-of-use assets	56,072	52,052
Intangible assets, net	14,704	23,010
Goodwill	89,026	88,010
Deferred tax assets	4,678	5,895
Other assets, non-current	25,353	45,706
Total assets	$2,954,758	$2,735,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,447	$8,891
Accrued expenses and other current liabilities	83,997	76,645
Accrued compensation and employee benefits	137,442	142,582
Deferred revenue	486,805	398,334
Total current liabilities	711,691	626,452
Deferred revenue, non-current	161,027	121,697
Operating lease liabilities, non-current	58,713	56,442
Other liabilities, non-current	7,213	10,457
Total liabilities	938,644	815,048
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 492,660 and 474,160 shares issued, respectively; 486,820 and 474,160 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 5,840 shares and none, respectively	(102,615)	—
Additional paid-in capital	4,024,079	3,736,838
Accumulated other comprehensive income	8,825	7,612
Accumulated deficit	(1,914,181)	(1,824,298)
Total stockholders’ equity	2,016,114	1,920,158
Total liabilities and stockholders’ equity	$2,954,758	$2,735,206
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Operations
Amounts in thousands except per share data

	Year Ended January 31,
	2024	2023	2022
Revenue:
Licenses	$621,392	$497,836	$481,427
Subscription services	649,918	508,823	369,867
Professional services and other	36,762	51,922	40,958
Total revenue	1,308,072	1,058,581	892,252
Cost of revenue:
Licenses	10,469	10,421	11,888
Subscription services	111,922	87,366	60,565
Professional services and other	73,533	82,264	96,415
Total cost of revenue	195,924	180,051	168,868
Gross profit	1,112,148	878,530	723,384
Operating expenses:
Sales and marketing	713,130	701,558	697,682
Research and development	332,101	285,750	276,657
General and administrative	231,637	239,505	249,991
Total operating expenses	1,276,868	1,226,813	1,224,330
Operating loss	(164,720)	(348,283)	(500,946)
Interest income	57,130	27,955	3,551
Other income (expense), net	31,775	2,767	(13,488)
Loss before income taxes	(75,815)	(317,561)	(510,883)
Provision for income taxes	14,068	10,791	14,703
Net loss	$(89,883)	$(328,352)	$(525,586)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.60)	$(1.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	563,855	548,022	454,625
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Comprehensive Loss
Amounts in thousands

	Year Ended January 31,
	2024	2023	2022
Net loss	$(89,883)	$(328,352)	$(525,586)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	519	(284)	(318)
Foreign currency translation adjustments	694	(3,003)	23,738
Other comprehensive income (loss), net	1,213	(3,287)	23,420
Comprehensive loss	$(88,670)	$(331,639)	$(502,166)
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Amounts in thousands

	Convertible preferred stock		Common stock				Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2021	294,257	$1,221,968	75,177	$1	110,653	$1	—	$—	$179,175	$(12,521)	$(970,360)	$(803,704)
Issuance of convertible preferred stock, net of issuance costs	12,043	749,836	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(306,300)	(1,971,804)	306,300	3	—	—	—	—	1,971,801	—	—	1,971,804
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	13,000	—	—	—	—	—	687,903	—	—	687,903
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	28,200	—	(28,200)	—	—	—	—	—	—	—
Shares issued as consideration for business acquisition	—	—	543	—	—	—	—	—	30,467	—	—	30,467
Issuance of common stock upon exercise of stock options	—	—	10,048	—	—	—	—	—	12,345	—	—	12,345
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	3,017	—	—	3,017
Issuance of common stock under the employee stock purchase plan	—	—	411	—	—	—	—	—	14,462	—	—	14,462
Issuance of common stock upon settlement of restricted stock units	—	—	25,280	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(186)	—	—	—	—	—	(10,591)	—	—	(10,591)
Stock-based compensation	—	—	—	—	—	—	—	—	518,380	—	—	518,380
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	23,420	—	23,420
Net loss	—	—	—	—	—	—	—	—	—	—	(525,586)	(525,586)
Balance as of January 31, 2022	—	$—	458,773	$4	82,453	$1	—	$—	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	—	—	4,770	—	—	—	—	—	8,245	—	—	8,245
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Issuance of common stock upon settlement of restricted stock units	—	—	13,644	1	—	—	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	—	—	(4,646)	—	—	—	—	—	(75,181)	—	—	(75,181)
Charitable donation of Class A common stock	—	—	300	—	—	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	—	—	570	—	—	—	—	—	2,965	—	—	2,965
Issuance of common stock under the employee stock purchase plan	—	—	1,190	—	—	—	—	—	15,804	—	—	15,804
Repurchase of unvested early exercised stock options	—	—	(441)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	371,190	—	—	371,190
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(3,287)	—	(3,287)
Net loss	—	—	—	—	—	—	—	—	—	—	(328,352)	(328,352)
Balance as of January 31, 2023	—	$—	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	—	—	5,221	—	—	—	—	—	6,728	—	—	6,728
Vesting of early exercise stock options	—	—	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	—	17,695	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	(6,061)	—	—	—	—	—	(113,162)	—	—	(113,162)
Charitable donation of Class A common stock	—	—	281	—	—	—	—	—	4,215	—	—	4,215
Repurchase of Class A common stock	—	—	—	—	—	—	(5,840)	(102,615)	—	—	—	(102,615)
Issuance of common stock under employee stock purchase plan	—	—	1,364	—	—	—	—	—	17,313	—	—	17,313
Stock-based compensation expense	—	—	—	—	—	—	—	—	372,145	—	—	372,145
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	1,213	—	1,213
Net loss	—	—	—	—	—	—	—	—	—	—	(89,883)	(89,883)
Balance as of January 31, 2024	—	$—	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(89,883)	$(328,352)	$(525,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,597	18,723	14,705
Amortization of deferred contract acquisition costs	75,471	59,826	39,257
Net amortization on marketable securities	(28,246)	(1,782)	1,954
Stock-based compensation expense	371,955	369,840	515,583
Charitable donation of Class A common stock	4,215	5,499	—
Non-cash operating lease expense	13,047	11,675	8,875
Abandonment and impairment charges	—	2,881	—
Provision for deferred income taxes	554	861	(5,832)
Other non-cash (credits) charges, net	(3,700)	(2,465)	1,983
Changes in operating assets and liabilities:
Accounts receivable	(64,217)	(123,783)	(86,387)
Contract assets	(14,694)	(185)	(43,660)
Deferred contract acquisition costs	(118,833)	(118,909)	(130,186)
Prepaid expenses and other assets	4,222	(59,810)	(15,360)
Accounts payable	(5,052)	(1,571)	3,507
Accrued expenses and other liabilities	11,804	(14,954)	45,729
Accrued compensation and employee benefits	(4,039)	15,086	24,038
Operating lease liabilities, net	(13,590)	(3,307)	(9,064)
Deferred revenue	137,471	160,746	105,481
Net cash provided by (used in) operating activities	299,082	(9,981)	(54,963)
Cash flows from investing activities:
Purchases of marketable securities	(1,485,965)	(388,409)	(212,512)
Sales of marketable securities	—	—	89,383
Maturities of marketable securities	1,050,984	151,426	107,745
Purchases of property and equipment	(7,342)	(23,815)	(8,879)
Payments related to business acquisitions, net of cash acquired	—	(29,542)	(5,498)
Capitalized software development costs	—	—	(2,950)
Other investing, net	2,754	1,197	(2,731)
Net cash used in investing activities	(439,569)	(289,143)	(35,442)
Cash flows from financing activities:
Repurchases of Class A common stock	(102,615)	—	—
Proceeds from exercise of stock options	6,740	8,388	12,197
Payments of tax withholdings on net settlement of equity awards	(112,067)	(73,095)	(10,467)
Net (payments) receipts of tax withholdings on sell-to-cover equity award transactions	(645)	(9,480)	10,432
Proceeds from employee stock purchase plan contributions	17,555	15,011	19,040
Payment of deferred consideration related to business acquisition	(5,863)	—	—
Repurchase of unvested early exercised stock options	—	(1,493)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	692,369
Payments of initial public offering costs	—	—	(3,734)
Proceeds from issuance of convertible preferred stock	—	—	750,000
Issuance costs related to convertible preferred stock	—	—	(164)
Net cash (used in) provided by financing activities	(196,895)	(60,669)	1,469,673
Effect of exchange rate changes	(2,621)	(6,811)	18,265
Net (decrease) increase in cash, cash equivalents, and restricted cash	(340,003)	(366,604)	1,397,533
Cash, cash equivalents, and restricted cash at beginning of period	1,402,119	1,768,723	371,190
Cash, cash equivalents, and restricted cash at end of period	$1,062,116	$1,402,119	$1,768,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$563	$651	$691
Cash paid for income taxes	10,822	20,999	8,454
Supplemental disclosures of non-cash investing and financing activity:
Stock-based compensation capitalized for software development	$—	$—	$4,487
Value of shares issued in payment of business acquisitions	—	2,965	30,467
Loan notes issued in connection with business acquisitions	—	11,433	—
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	2	1,357	3,017
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	3,354	2,213	270
Purchases of property and equipment included in accounts payable	511	1,056	1,863
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Consolidated Financial Statements

1	Organization and Description of Business

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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal years 2024, 2023, and 2022 refer to the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development costs, carrying value of operating lease ROU assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense including determination of fair value of common stock prior to our IPO, timing and amount of contingencies, costs related to our restructuring actions, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the consolidated statements of operations. For fiscal years 2024, 2023 and 2022, we recognized foreign currency transaction gains (losses) of $0.3 million, $(0.5) million, and $(17.2) million, respectively, excluding the impact of foreign currency forward contracts (discussed below) in fiscal year 2022.
Derivative Financial Instruments
From time to time, we use derivative financial instruments, such as foreign currency forward contracts, to manage foreign currency exposures. We account for our derivative instruments as either assets or liabilities and carry them at fair value. These foreign currency contracts are not designated and do not qualify as hedging

UiPath, Inc.
Notes to Consolidated Financial Statements
instruments, as defined by ASC 815, Derivatives and Hedging. Our most recent foreign currency forward contract was terminated on January 28, 2022. We recorded changes in its fair value as a component of other income (expense), net in the consolidated statements of operations. Net gain associated with the foreign currency forward contract was $8.3 million for fiscal year 2022. We did not have foreign currency forward contracts during fiscal year 2023 or 2024.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed FDIC limits. As of January 31, 2024 and 2023, 91% and 98%, respectively, of our cash and cash equivalents were concentrated in the U.S., EU countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For fiscal years 2024, 2023, and 2022, no single customer accounted for 10% or more of our total revenue. As of January 31, 2024 and 2023, no single customer accounted for 10% or more of our accounts receivable.
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
Financial instruments consist of cash equivalents, marketable securities, accounts receivable, and accounts payable. Marketable securities are recorded at fair value. Cash equivalents, accounts receivable and accounts payable are recorded at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

UiPath, Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.
Marketable Securities
Our marketable securities consist of corporate bonds, municipal bonds, agency bonds, treasury bills and U.S. government securities, and commercial paper with original maturity dates of more than three months from the date of purchase. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale securities based on our intentions with regard to these instruments, and we classify them as current or non-current assets in the consolidated balance sheets based on their stated maturity dates.
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
We evaluate an available-for-sale debt security for impairment if the estimated fair value is below its amortized cost basis. We consider our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized basis. If either of these conditions exist, the debt security’s amortized cost basis is written down to fair value, with the change recognized in other income (expense), net in the consolidated statements of operations. If neither of these conditions are present, we evaluate whether unrealized losses have resulted from a credit loss or other factors. To determine whether a decline in value is related to credit loss, we evaluate, among other factors, the extent to which the fair value is less than the amortized cost basis and any adverse conditions specifically related to an issuer of a security or its industry. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to other income (expense), net in the consolidated statements of operations. As of January 31, 2024 and 2023 we did not record any allowance for credit losses related to our available-for-sale marketable securities, and we did not record any impairments related to these securities in fiscal years 2024, 2023, or 2022.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Our accounts receivable are reduced by an allowance for credit losses. This allowance contemplates estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors such as historical write-off experience, credit quality of the customer, age of the receivable balance, current economic conditions and forecasts of future economic conditions, and projections of future collections. We write off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was $1.1 million and $2.7 million as of January 31, 2024 and 2023, respectively. Credit loss (recovery) expense was $(1.6) million, $1.2 million, and $0.7 million for fiscal years 2024, 2023, and 2022, respectively.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Asset Category	Estimated Useful Life
Computer and equipment	1 to 2 years
Furniture and fixtures	2 to 9 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life (1 to 14 years)

UiPath, Inc.
Notes to Consolidated Financial Statements
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
Beginning in the fourth quarter of fiscal year 2022, we began to broadly market on-premises versions of certain of our SaaS products, thereby establishing a pattern of marketing internal-use software and a rebuttable presumption that we intend to market any SaaS products we develop. As a result, our ongoing and future SaaS projects must be accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, which is discussed below under "Software Development Costs."
Costs previously capitalized under ASC 350-40 in connection with development of our SaaS products are amortized on a straight-line basis over the product’s estimated useful life of five years and are included in cost of subscription services revenue on the consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized internal-use software development costs were $7.5 million as of January 31, 2024 and 2023. Amortization expense was $1.3 million, $1.3 million, and $1.2 million for fiscal years 2024, 2023, and 2022, respectively. Accumulated amortization was $4.3 million and $3.0 million as of January 31, 2024 and 2023, respectively.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and are recorded under operating expenses in the same line item on the consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $2.7 million and $2.2 million as of January 31, 2024 and 2023, respectively, and are recorded in other assets, non-current on our consolidated balance sheets. Related amortization expense was none, $1.0 million, and $0.9 million for fiscal years 2024, 2023, and 2022, respectively. Accumulated amortization was $2.2 million as of January 31, 2024 and 2023.
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
Our internal development costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and are included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying product. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our products. Capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized software development costs were $4.2 million and $4.3 million as of January 31, 2024 and 2023, respectively. Related amortization expense was $0.9 million, $0.9 million, and $0.7 million for fiscal years 2024, 2023 and 2022, respectively. Accumulated amortization was $3.0 million and $2.1 million as of January 31, 2024 and 2023, respectively.

UiPath, Inc.
Notes to Consolidated Financial Statements
Capitalized license fees paid to third parties are amortized over the license term at the greater of a straight-line or a consumption basis and are included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying third-party product. Capitalized costs are included in prepaid expenses and other current assets and other assets, non-current on the consolidated balance sheets. Gross capitalized license fees were $4.2 million and $22.4 million as of January 31, 2024 and 2023, respectively. Related amortization expense was $8.4 million, $7.3 million, and $7.5 million for fiscal years 2024, 2023, and 2022, respectively. Accumulated amortization was none and $17.6 million as of January 31, 2024 and 2023, respectively.
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
Business Acquisitions
Assets acquired and liabilities assumed in a business combination are recorded at their respective fair values at the date of the acquisition in accordance with ASC 805, Business Combinations (with the exception of contract assets and contract liabilities, which are measured according to ASC 606, Revenue from Contracts with Customers, discussed under "Revenue Recognition," below). Determination of the fair value of assets acquired and liabilities assumed relies on management judgments and often involves the use of estimates and assumptions, including but not limited to assumptions about future cash inflows and outflows, discount rates, and lives of intangible and other assets. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price in a business acquisition over the fair value of the net assets acquired and is not amortized. We test goodwill for impairment at the reporting unit level at least annually in November and may test more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable.
At the time of testing, if we determine that it is more likely than not that the estimated fair value of our single reporting unit is less than its carrying value, a quantitative assessment is performed by comparing the fair value of the reporting unit with its carrying value. In order to make this determination, we may make an initial assessment of qualitative factors, or may proceed directly to the quantitative impairment test. There were no impairment charges to goodwill during fiscal years 2024, 2023, and 2022.
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
There were no events or changes in circumstances during fiscal years 2024, 2023, or 2022 which indicated potential impairment of our long-lived assets.
Revenue Recognition
We derive revenue from the sale of: (1) software licenses for on-premise use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services. For many of our products that are available both on-premise and via SaaS, we sell a single offering that allows customers the choice of either on-premise or SaaS deployment throughout the term of the contract. These Flex Offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when or as a customer obtains control of the distinct promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve the core principle of ASC 606, we apply the following five steps:
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

UiPath, Inc.
Notes to Consolidated Financial Statements
the existence of a significant financing component. Revenue is recorded net of sales tax. We generally do not offer a right of refund in our contracts.
Licenses
Our term licenses (typically sold as a portion of Flex Offerings), provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided or annually at contract anniversary.
Subscription Services
We generate subscription services revenue through the provision of: (1) maintenance and support, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for our licenses, and (2) SaaS products (typically sold as a portion of Flex Offerings).
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
Consideration Payable to Customers
From time to time, we enter into arrangements wherein we sell our products and services to a customer or partner while also making commitments to purchase products or services from that customer or partner or make investments to enable that customer or partner to create or enhance their automation practice. These commitments are treated as consideration payable to a customer, and therefore as a reduction to the transaction price, when it is determined that the payment is not in exchange for a distinct good or service that is priced at fair market value. If the consideration payable includes a variable amount, we estimate the transaction price, including assessing whether the estimate of variable consideration must be constrained.
We also offer certain rebate incentives to our partners which are treated as consideration payable to a customer and therefore accounted for as a reduction to the transaction price of the related revenue arrangements.

UiPath, Inc.
Notes to Consolidated Financial Statements
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
Deferred Contract Acquisition Costs
We defer sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on the terms of our sales compensation and partner incentive plans and whether the commissions are incremental to a customer contract (i.e. would not have occurred absent the customer contract). Under our current sales compensation and certain of our partner incentive plans, commissions for renewals of subscription contracts are not commensurate with the commissions paid on the initial contract.
We allocate deferred contract acquisition costs to performance obligations in proportion to the transaction price allocated to each performance obligation and amortize the costs accordingly. Commissions associated with licenses and license renewals are expensed at the time the corresponding licenses revenue is recognized. Commissions associated with subscription services are capitalized and amortized on a straight-line basis over a period of five years for initial contracts, reflecting our estimate of the expected period that we will benefit from those commissions. We determine the period of benefit by taking into consideration the length of our customer contracts, retention rate, the technology lifecycle, and other factors. Commissions paid on renewal contracts that are associated with subscription services are capitalized and amortized over the renewal term. We apply the practical expedient in ASC 340-40, Other Assets and Deferred Costs to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded for fiscal years 2024, 2023, or 2022.
Cost of Revenue
Licenses
Cost of licenses revenue consists of all direct costs to deliver our licenses to customers, amortization of software development costs related to our licenses, and amortization of acquired developed technology.
Subscription Services
Cost of subscription services revenue consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized development costs

UiPath, Inc.
Notes to Consolidated Financial Statements
related to SaaS products, and allocated overhead. Overhead is allocated to cost of subscription services revenue based on applicable headcount. We recognize these expenses as they are incurred.
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes subcontracted third-party services and allocated overhead. We recognize these expenses as they are incurred.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing employees and related sales support teams, including salaries and bonuses, stock-based compensation expense, employee benefit costs, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead.
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Such costs were $44.3 million, $41.5 million, and $43.3 million for fiscal years 2024, 2023, and 2022, respectively.
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
The fair value of each stock option is determined using the Black-Scholes pricing model. The fair value of RSUs and RSAs is determined based on the fair value of our Class A common stock on the grant date. The fair value of PSUs that are dependent on the satisfaction of a performant condition is also determined based on the fair value of our Class A common stock on the grant date. The fair value of ESPP awards is determined using the Black-Scholes pricing model.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
With all award types, we account for forfeitures as they occur.
Income Taxes
Pursuant to ASC 740, Income Taxes, we account for income taxes using the asset and liability method, whereby DTAs and DTLs are recognized based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates and laws that will be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for DTAs if it is more likely than not that we will not realize those tax assets through future operations.
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
All potentially dilutive common stock equivalents were anti-dilutive in fiscal years 2024, 2023, and 2022, as we were in a net loss position for these periods.
Entity-Wide Information
We operate as one segment. From May 2022 through the end of fiscal year 2024, we operated under a Co-CEO model, with our Co-CEOs acting together as our chief operating decision maker, and allocating resources and assessing performance based upon financial information at the consolidated level.

UiPath, Inc.
Notes to Consolidated Financial Statements
The following table presents our long-lived assets other than financial instruments, net of accumulated depreciation and amortization, by geographic region (in thousands):

	As of January 31,
	2024	2023
U.S.	$189,227	$212,727
Romania	81,740	74,994
United Kingdom	45,445	47,370
Netherlands	27,004	29,800
Rest of world	29,430	21,466
Total long-lived assets	$372,846	$386,357
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is intended to improve reportable segments disclosures requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 will be effective for us for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. ASU No. 2023-09 will be effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

3	Revenue Recognition

Disaggregation of Revenue
The following table summarizes revenue by geographical region (dollars in thousands):

	Year Ended January 31,
	2024		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas(1)	$631,923	48%	$529,060	50%	$430,326	48%
Europe, Middle East, and Africa	415,915	32%	301,036	28%	261,857	29%
Asia-Pacific(2)	260,234	20%	228,485	22%	200,069	23%
Total revenue	$1,308,072	100%	$1,058,581	100%	$892,252	100%

UiPath, Inc.
Notes to Consolidated Financial Statements
(1)Revenue from the U.S. represented 43%, 46%, and 43% of our total revenues for fiscal years 2024, 2023, and 2022, respectively.
(2)Revenue from Japan represented 9%, 10%, and 11% of our total revenues for fiscal years 2024, 2023, and 2022, respectively.
Contract Balances
Significant changes in our contract assets and deferred revenue balances during the periods presented were as follows (in thousands):

	Year Ended January 31,
Contract Assets	2024	2023
Beginning balance	$75,783	$77,561
Contract assets recognized during the year	84,180	74,265
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the year	(69,260)	(74,831)
Translation adjustments	(292)	(1,212)
Ending balance	$90,411	$75,783
Contract assets, current	$84,197	$69,260
Contract assets, non-current	6,214	6,523
Total contract assets	$90,411	$75,783

	Year Ended January 31,
Deferred Revenue	2024	2023
Beginning balance	$520,031	$366,020
Additions to deferred revenue during the year	1,364,473	1,145,584
Additions to deferred revenue from business acquisitions	—	173
Revenue recognized that was included in deferred revenue at the beginning of the period	(398,334)	(297,355)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(828,668)	(687,603)
Translation adjustments	(9,670)	(6,788)
Ending balance	$647,832	$520,031
Deferred revenue, current	$486,805	$398,334
Deferred revenue, non-current	161,027	121,697
Total deferred revenue	$647,832	$520,031
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of January 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,159.9 million, which consists of both billed consideration in the amount of $647.8 million and unbilled consideration in the amount of $512.1 million that we expect to recognize as revenue. We expect to recognize 61% of our remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

UiPath, Inc.
Notes to Consolidated Financial Statements
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. The following table represents a rollforward of our deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2024	2023
Beginning balance	$187,503	$130,150
Additions to deferred contract acquisition costs	118,844	118,909
Amortization of deferred contract acquisition costs	(75,471)	(59,826)
Translation adjustments	(1,881)	(1,730)
Ending balance	$228,995	$187,503
Deferred contract acquisition costs, current	$74,678	$49,887
Deferred contract acquisition costs, non-current	154,317	137,616
Total deferred contract acquisition costs	$228,995	$187,503

4	Marketable Securities

The following is a summary of our marketable securities (in thousands):

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S government securities	641,263	29	(100)	641,192
Corporate bonds	1,993	—	(2)	1,991
Agency bonds	174,990	—	(28)	174,962
Total marketable securities	$818,246	$29	$(130)	$818,145

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$62,470	$—	$—	$62,470
Treasury bills and U.S government securities (1)	$234,848	$—	$(308)	$234,540
Corporate bonds	46,684	—	(198)	46,486
Municipal bonds	6,374	—	(66)	6,308
Agency bonds	7,959	—	(47)	7,912
Total marketable securities	$358,335	$—	$(619)	$357,716
(1) Treasury bills with both amortized cost and estimated fair value of $10.0 million are included in cash and cash equivalents due to their original maturity of three months or less.
As of January 31, 2024 and 2023, none and $2.9 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of January 31, 2024 and 2023, $3.3 million and $3.5 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of January 31, 2024 or 2023.
Unrealized losses during the period are a result of changes in market conditions. We do not believe that any unrealized losses are attributable to credit-related factors based on our evaluation of available evidence. To determine whether a decline in value is related to credit loss, we evaluate, among other factors, the extent to which

UiPath, Inc.
Notes to Consolidated Financial Statements
the fair value is less than the amortized cost basis and any adverse conditions specifically related to an issuer of a security or its industry.

5	Fair Value Measurement

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of January 31, 2024
	Level 1	Level 2	Total
Financial Assets:
Money market funds	$509,053	$—	$509,053
Total cash equivalents	509,053	—	509,053
Treasury bills & U.S. government securities	641,192	—	641,192
Corporate bonds	—	1,991	1,991
Agency bonds	174,962	—	174,962
Total marketable securities	816,154	1,991	818,145
Total	$1,325,207	$1,991	$1,327,198

	As of January 31, 2023
	Level 1	Level 2	Total
Financial Assets:
Money market funds	$319,801	$—	$319,801
Treasury bills	9,968	—	9,968
Total cash equivalents	329,769	—	329,769
Commercial paper	—	62,470	62,470
Treasury bills and U.S. government securities	234,540	—	234,540
Corporate bonds	—	46,486	46,486
Municipal bonds	—	6,308	6,308
Agency bonds	7,912	—	7,912
Total marketable securities	242,452	115,264	357,716
Total	$572,221	$115,264	$687,485
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, corporate bonds, and municipal bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. None of our financial instruments were classified as Level 3 as of January 31, 2024 and 2023.

6	Business Acquisitions

Fiscal Year 2023 Acquisition
Re:infer
On July 29, 2022, we acquired all of the outstanding capital stock of Re:infer, a natural language processing company focused on unstructured documents and communications. Re:infer uses machine learning technology to mine context from communication messages and transform them into actionable data. With this acquisition, we gained technology and an experienced team which we believe will continue to accelerate our technology roadmap, expand the breadth of our AI-powered automation capabilities, and unlock new automation opportunities for our customers. The Re:infer acquisition was accounted for as a business combination.

UiPath, Inc.
Notes to Consolidated Financial Statements
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following:

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note paid on first anniversary of closing (July 29, 2023)	5,863
Loan note to be paid on second anniversary of closing (included in accrued expenses and other current liabilities as of January 31, 2024)	5,570
Working capital adjustment	66
Total	$44,581
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
The acquisition of Re:infer generated goodwill of $34.4 million representing expected synergies and acquired skilled workforce. None of this goodwill is deductible for tax purposes. We incurred transaction costs in connection with the Re:infer acquisition of $1.1 million, which were included in general and administrative expenses in the consolidated statement of operations for fiscal year 2023.

UiPath, Inc.
Notes to Consolidated Financial Statements

7	Intangible Assets and Goodwill

Intangible Assets, Net
Intangible assets, net consisted of the following as of January 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$28,807	$(16,881)	$11,926	2.8
Customer relationships	8,266	(6,306)	1,960	1.3
Trade names and trademarks	272	(266)	6	0.2
Other intangibles	1,231	(419)	812	7.0
Total	$38,576	$(23,872)	$14,704
Intangible assets, net consisted of the following as of January 31, 2023 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$28,517	$(11,095)	$17,422	3.5
Customer relationships	8,174	(3,601)	4,573	2.0
Trade names and trademarks	272	(233)	39	1.2
Other intangibles	1,231	(255)	976	7.7
Total	$38,194	$(15,184)	$23,010
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the consolidated statements of operations. Amortization of acquired intangible assets was $8.6 million, $6.9 million and $5.1 million for fiscal years 2024, 2023, and 2022, respectively.
Expected future amortization expense related to intangible assets was as follows as of January 31, 2024 (in thousands):

Year Ended January 31,	Amount
2025	$6,684
2026	4,105
2027	2,448
2028	1,163
2029	101
Thereafter	203
Total	$14,704

UiPath, Inc.
Notes to Consolidated Financial Statements
Goodwill
Changes in the carrying amount of goodwill were as follows during the periods presented (in thousands):

Carrying Amount
Balance as of January 31, 2022	$53,564
Acquisition of Re:infer	34,351
Effect of foreign currency translation	95
Balance as of January 31, 2023	88,010
Effect of foreign currency translation	1,016
Balance as of January 31, 2024	$89,026

8	Operating Leases

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
Lease costs are presented below (in thousands):

	Year Ended January 31,
	2024	2023	2022
Operating lease cost	$13,047	$11,675	$8,875
Short-term lease cost	4,965	5,895	4,387
Variable lease cost	2,142	1,418	582
Sublease income(1)	(1,615)	(2,129)	(355)
Total lease cost	$18,539	$16,859	$13,489
(1) Included in other income (expense), net in the consolidated statements of operations
Supplemental balance sheet information related to leases is as follows (in thousands):

	As of January 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$56,072	$52,052
Liabilities:
Operating lease liabilities, current (included in accrued expenses and other current liabilities)	$8,357	$6,997
Operating lease liabilities, non-current	58,713	56,442
Total operating lease liabilities	$67,070	$63,439

UiPath, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to operating leases is as follows for the periods presented (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$12,907	$6,702	$9,358
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$12,986	$11,511	$35,262
The following table represents the weighted-average remaining lease term and discount rate for the periods presented:

	As of January 31,
	2024	2023
Weighted-average remaining lease term (years)	10.7	12.1
Weighted-average discount rate	7.1%	7.0%
Future undiscounted lease payments for our operating lease liabilities as of January 31, 2024 were as follows (in thousands):

Amount
Year Ended January 31,
2025	$12,719
2026	11,838
2027	10,666
2028	9,012
2029	5,752
Thereafter	44,190
Total operating lease payments	94,177
Less: imputed interest	(27,107)
Total operating lease liabilities	$67,070
As of January 31, 2024, we had non-cancellable commitments in the amount of $32.7 million related to operating leases of real estate facilities that have not yet commenced.

9	Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2024	2023
Prepaid expenses and service credits	$87,781	$67,794
Other current assets	17,199	26,356
Prepaid expenses and other current assets	$104,980	$94,150

UiPath, Inc.
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2024	2023
Computers and equipment	$23,767	$28,450
Leasehold improvements	21,756	19,622
Furniture and fixtures	6,640	6,485
Construction in progress	4,560	2,419
Other	632	—
Property and equipment, gross	57,355	56,976
Less: accumulated depreciation	(33,373)	(27,931)
Property and equipment, net	$23,982	$29,045
Depreciation expense was $11.1 million, $8.6 million, and $6.8 million for fiscal years 2024, 2023, and 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2024	2023
Accrued expenses	$18,458	$19,411
Withholding tax from employee equity transactions	3,277	3,772
Employee stock purchase plan withholdings	3,618	3,365
Payroll taxes and other benefits payable	3,888	7,644
Income tax payable	7,140	8,750
Value-added taxes payable	6,480	6,381
Operating lease liabilities, current	8,357	6,997
Deferred consideration for business acquisition, current	5,570	5,863
Rebates payable to partners	7,289	—
Other	19,920	14,462
Accrued expenses and other current liabilities	$83,997	$76,645

10	Credit Facility

On October 30, 2020 we entered into the Credit Facility, a $200 million senior secured revolving credit facility with a maturity date of October 30, 2023, with HSBC Ventures USA Inc., Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the FDIC as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD. The Credit Facility contained certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
We did not borrow under the Credit Facility at any time. In September 2023, we and the lenders terminated the Credit Facility prior to its original maturity date.

UiPath, Inc.
Notes to Consolidated Financial Statements

11	Commitments and Contingencies

Letters of Credit
We had a total of $2.6 million and $4.3 million in letters of credit outstanding predominantly in favor of certain landlords for office space as of January 31, 2024 and 2023, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2025.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of January 31, 2024 and 2023, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
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
We incurred $2.6 million and $23.4 million of expense related to our restructuring actions in fiscal years 2024 and 2023, respectively. Our workforce restructuring actions were completed during the second quarter of fiscal year 2024.
The following table shows the total amount incurred during fiscal years 2024 and 2023, and the related liability, which is recorded in accrued compensation and employee benefits in the consolidated balance sheets, for restructuring-related costs (in thousands):

Accrued restructuring costs as of January 31, 2022	$—
Restructuring costs incurred during fiscal year 2023	$23,446
Amount paid during fiscal year 2023	$(19,339)
Write-off of assets associated with Brooklyn office	$(218)
Accrued restructuring costs as of January 31, 2023	$3,889
Restructuring costs incurred during fiscal year 2024	2,626
Amount paid during fiscal year 2024	(6,180)
Accrued restructuring costs as of January 31, 2024	$335

UiPath, Inc.
Notes to Consolidated Financial Statements
The following table presents the restructuring charges incurred (in thousands):

	Year Ended January 31,
	2024			2023
	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs
Cost of subscription services revenue	$114	$—	$114	$76	$106	$182
Cost of professional services and other revenue	—	—	—	585	125	710
Sales and marketing	1,376	—	1,376	18,965	526	19,491
Research and development	387	—	387	448	46	494
General and administrative	749	—	749	2,192	377	2,569
Total	$2,626	$—	$2,626	$22,266	$1,180	$23,446
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans during fiscal years 2024, 2023, and 2022 were $16.0 million, $14.5 million, and $10.4 million, respectively.
Litigation
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters which arise in the ordinary course of business. In accordance with ASC 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
UiPath and certain of its officers are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines, and CFO Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the Securities Action). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. On January 26, 2024, the lead plaintiff in the Securities Action filed an amended complaint. On March 26, 2024, the plaintiffs filed a further amended complaint, which alleges Securities Acts claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The operative complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware and in the Southern District of New York (together with Polilingua Limited v. Daniel Dines, et al, the Derivative Litigations). The Derivative Litigations are at an early stage; in each case the matter has been stayed, pending the outcome of the Court's decision on the defendants' anticipated motion to dismiss the Securities Action.

UiPath, Inc.
Notes to Consolidated Financial Statements
We have not recorded any accrual related to the aforementioned litigation matters as of January 31, 2024, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Matters
Our indirect tax positions are subject to audit in multiple jurisdictions globally. Our Romanian subsidiary is currently undergoing final audit procedures related to value-added tax for the period from January 2020 through January 2022. We have not recorded any accrual related to this audit as of January 31, 2024 as it is not probable that a loss has been incurred.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services and software products and services. As of January 31, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Year Ended January 31,	Amount
2025	$68,958
2026	70,597
2027	23,092
2028	8,450
2029	18
Thereafter	—
Total	$171,115

12	Stockholders' Equity

Common Stock
In April 2021, we amended and restated our certificate of incorporation, which authorized a total of 2.0 billion shares of Class A common stock and 115.7 million shares of Class B common stock.
Each share of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon certain circumstances, including: (1) the sale or transfer of such share of Class B common stock (except under certain circumstances described in the amended and restated certificate of incorporation), (2) a date fixed by the board of directors that is no less than 120 days and no more than 180 days following the date that the number of shares of Class B common stock outstanding is less than 20% of the number of shares of Class B common stock outstanding immediately prior to the completion of the IPO, or (3) six months after the death or incapacity of Daniel Dines. Class A common stock is entitled to one vote per share and Class B common stock is entitled to thirty-five votes per share.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization expires on March 1, 2025, subject to modification by the board of directors in the future.
From the inception of the share repurchase program through January 31, 2024, we have repurchased 5.8 million shares of our Class A common stock at an average price of $17.57 per share (inclusive of brokerage commission).
Subsequent to January 31, 2024, between February 1, 2024 and March 12, 2024, we repurchased an additional 0.9 million shares of our Class A common stock at an average price of $23.46 per share.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and ESG initiatives. We contributed 0.3 million shares of our Class A common stock during fiscal year 2024 and 0.3 million of our Class A common stock during fiscal year 2023 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $4.2 million and $5.5 million were recorded within general and administrative expense in the consolidated statements of operations for fiscal years 2024 and 2023, respectively.
Preferred Stock
In April 2021, we amended and restated our certificate of incorporation, which authorized a total of 20.0 million shares of preferred stock.
Dividends
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the priority rights of holders of preferred stock. No dividends have been declared by the board of directors from inception through January 31, 2024.
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows during the periods presented (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2022	$11,234	$(335)	$10,899
Other comprehensive loss, net of tax	(3,003)	(284)	(3,287)
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income, net of tax	694	519	1,213
Balance as of January 31, 2024	$8,925	$(100)	$8,825

13	Equity Incentive Plans and Stock-Based Compensation

2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted the 2021 Plan, which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards. As of January 31, 2024, we have reserved 173.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our

UiPath, Inc.
Notes to Consolidated Financial Statements
common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted the ESPP. As of January 31, 2024, the ESPP authorizes the issuance of 21.5 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of 10 years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
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
Outstanding Equity Awards
Stock Options
Stock options generally vest over three to four years and expire ten years from the date of grant. Vested stock options generally expire three months after termination of employment. Stock option activity during fiscal year 2024 was as follows:

	Options Outstanding
	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2023	13,898	$3.32	7.7	$169,324
Granted	2,995	$0.10
Exercised	(5,221)	$1.29
Forfeited	(592)	$1.80
Expired	—	$—
Balance as of January 31, 2024	11,080	$3.49	7.8	$216,010

Vested and exercisable as of January 31, 2024	4,990	$4.59	6.6	$91,793
The weighted-average grant date fair value of stock options granted during fiscal years 2024, 2023, and 2022 was $16.84, $12.23 and $45.78 per share, respectively. The intrinsic value of stock options exercised during fiscal years 2024, 2023, and 2022 was $93.2 million, $83.6 million, and $557.5 million, respectively.
As of January 31, 2024, unrecognized compensation expense associated with unvested stock options granted and outstanding was $102.5 million, to be recognized over a weighted-average remaining period of 2.1 years.

UiPath, Inc.
Notes to Consolidated Financial Statements
Fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2024	2023	2022
Expected term (years)	5.9	5.9	6.1
Expected volatility	65.2%	60.6%	57.2%
Risk-free interest rate	3.6%	3.5%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
During fiscal years 2023 and 2022, our compensation committee approved modifications to allow acceleration of the service-based vesting condition of certain employee stock options upon termination. These modifications, which were considered improbable-to-probable (Type 3) modifications under ASC 718, resulted in accelerated vesting of 0.3 million and 0.2 million shares, respectively, of Class A common stock subject to outstanding stock options, and incremental compensation expense of $2.8 million and $2.9 million was recognized during fiscal years 2023 and 2022, respectively.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. During fiscal year 2024, we did not repurchase any unvested early exercised options. During fiscal year 2023, we repurchased $0.4 million unvested early exercised options in the amount of $1.5 million.
Cash proceeds associated with early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our consolidated balance sheets, depending on the future vesting dates of the associated options. Such accrued amounts were not material as of January 31, 2024 and 2023. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest over three to four years. RSUs are forfeited in case of termination of employment or service before the satisfaction of service-based vesting conditions.
RSU activity during fiscal year 2024 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	36,785	$22.48
Granted	19,274	$16.95
Vested	(17,556)	$20.64
Forfeited	(7,231)	$23.39
Unvested as of January 31, 2024	31,272	$19.89
The fair value of RSUs released during fiscal years 2024, 2023, and 2022 was $329.6 million, $228.8 million, and $1.4 billion, respectively.
Prior to the IPO, we granted RSUs under the 2018 Plan that vested upon the satisfaction of both a service-based condition (generally four years) and a performance-based condition. The performance-based vesting condition was deemed satisfied on April 23, 2021, the date that our IPO was completed. At that time (during fiscal year 2022), we recognized $233.0 million of cumulative stock-based compensation expense for the portion of these RSUs for which the service-based vesting condition had been fully or partially satisfied.
As of January 31, 2024, unrecognized compensation expense associated with unvested RSUs was approximately $560.5 million, to be recognized over a weighted-average remaining period of 2.3 years.

UiPath, Inc.
Notes to Consolidated Financial Statements
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
Performance Stock Units
In July 2023, we granted approximately 0.1 million PSUs at a grant date fair value of $18.08 per share. The PSUs were subject to performance conditions related to the achievement of certain individual and company targets for fiscal year 2024, which were not met. As a result, the PSUs have been cancelled and no expense was recognized during fiscal year 2024.
Employee Stock Purchase Plan Awards
The fair value of ESPP awards was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2024	2023	2022
Expected term (years)	0.5	0.5	0.6
Expected volatility	67.4%	69.0%	55.7%
Risk-free interest rate	5.02%	1.86%	0.05%
Expected dividend yield	0.0%	0.0%	0.0%
During the fiscal year ended January 31, 2024, 1.4 million shares were purchased under the ESPP at a weighted average purchase price of $12.69 per share.
As of January 31, 2024, unrecognized compensation expense related to the ESPP was approximately $3.0 million, to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of January 31, 2024, total unrecognized compensation expense related to these shares was $3.8 million, which is to be recognized over a weighted-average remaining period of 1.5 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022 (1)
Cost of subscription services revenue	$14,750	$11,894	$12,232
Cost of professional services and other revenue	10,958	11,855	29,849
Sales and marketing	144,863	154,922	237,975
Research and development	117,965	102,546	135,713
General and administrative	83,419	88,623	99,814
Total	$371,955	$369,840	$515,583
(1) Presented net of capitalized stock-based compensation relating to software development costs of $4.5 million.

UiPath, Inc.
Notes to Consolidated Financial Statements

14	Income Taxes

The U.S. and foreign components of loss before income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2024	2023	2022
U.S.	$(168,587)	$(273,467)	$(306,814)
Foreign	92,772	(44,094)	(204,069)
Loss before income taxes	$(75,815)	$(317,561)	$(510,883)
The components of the provision for income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current expense (benefit)
Federal	$(106)	$213	$—
State	(166)	493	80
Foreign	13,786	9,224	20,455
Total current expense	13,514	9,930	20,535
Deferred expense (benefit)
Federal	—	—	—
State	—	—	—
Foreign	554	861	(5,832)
Total deferred expense (benefit)	$554	$861	$(5,832)
Total provision for income taxes	$14,068	$10,791	$14,703
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the periods presented:

	Year Ended January 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign taxes	(2.0)	(2.2)	(3.7)
Non-deductible expenses	(17.9)	(2.1)	(2.7)
Stock-based compensation	(4.6)	(10.8)	27.1
Valuation allowance	(5.7)	(12.3)	(48.2)
Research and development credits	18.9	3.3	3.8
Cross border tax law	(27.4)	—	—
Other, net	(0.9)	(0.3)	(0.2)
Effective income tax rate	(18.6)%	(3.4)%	(2.9)%

UiPath, Inc.
Notes to Consolidated Financial Statements
Significant components of DTAs and DTLs are as follows as of the periods presented (in thousands):

	As of January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$344,067	$387,822
Accruals and reserves	15,823	15,072
Stock-based compensation	11,888	25,665
Deferred revenue	25,942	9,477
Research and development	103,263	67,103
Depreciation and amortization	587	587
Excessive borrowing	—	1,668
Lease liabilities(1)	11,563	—
Other(1)	5,602	7,406
Total deferred tax assets, gross	518,735	514,800
Less: valuation allowance	(470,040)	(476,589)
Total deferred tax assets, net of valuation allowance	48,695	38,211
Deferred tax liabilities:
Intangible assets	(2,409)	(3,312)
Foreign exchange	(37)	(97)
Right-of-use assets(1)	(8,957)	—
Commissions	(32,747)	(29,245)
Total deferred tax liabilities	(44,150)	(32,654)
Net deferred tax assets	$4,545	$5,557

Net deferred tax assets	$4,678	$5,895
Net deferred tax liabilities (included in other liabilities, non-current)	(133)	(338)
Net deferred tax assets	$4,545	$5,557
(1) As of January 31, 2023, immaterial amounts related to lease liabilities and right-of-use assets and were presented as part of "Other."
In preparing the provision for income taxes, we assess the available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss we incurred over the three-year period ending January 31, 2024. Such objective evidence outweighs other subjective evidence, such as our projections for future growth. Based on such evaluation we determined as of January 31, 2024 that it was more likely than not that the deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance against U.S. federal and state, Romanian, and U.K. DTAs as of January 31, 2024, consistent with January 31, 2023.
However, we may release some of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
The table below details the changes in DTA valuation allowances for the periods presented (in thousands):

	Beginning Balance	Additions During the Period	Reductions During the Period	Ending Balance
Year ended January 31, 2024	$476,589	$5,474	$(12,023)	$470,040

Year ended January 31, 2023	$422,262	$54,327	$—	$476,589

UiPath, Inc.
Notes to Consolidated Financial Statements
The reduction in valuation allowance during fiscal year 2024 was driven by a decrease in our deferred tax assets in Romania and the U.K.
As of January 31, 2024, we had U.S. federal NOLs of $827.4 million available to offset future taxable income, all of which can be carried forward indefinitely. As of January 31, 2023 we had U.S. federal NOLs of $979.9 million, all of which could be carried forward indefinitely.
As of January 31, 2024 and 2023, we had state NOLs of $824.7 million and $771.5 million, respectively, which begin expiring in 2025.
As of January 31, 2024 and 2023, we had Romanian NOLs of $549.9 million and $601.6 million, respectively, which begin expiring in 2025. As of January 31, 2024 and 2023, we had Japanese NOLs of $6.3 million and $10.4 million, respectively, which begin expiring in 2027. Additionally, as of January 31, 2024 and 2023, we had U.K. NOLs of $118.3 million and $135.1 million, respectively, which may be carried forward indefinitely.
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
We do not provide for deferred taxes on $109.2 million of the undistributed earnings of our foreign subsidiaries as of January 31, 2024, because we intend to indefinitely reinvest such undistributed earnings in our non-U.S. operations.
As of January 31, 2024, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. As of January 31, 2023, we had gross unrecognized tax benefits of $2.3 million. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. Our Romanian subsidiary is currently undergoing final procedures in the audit for tax years from 2017 through 2022. Our Indian subsidiary is currently going through the administrative dispute process for the audit for tax years from 2019 through 2021.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various international jurisdictions. Tax years 2020 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, NOLs at January 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed.

UiPath, Inc.
Notes to Consolidated Financial Statements

15	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands except per share amounts):

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(76,739)	$(13,144)	$(278,950)	$(49,402)	$(423,296)	$(102,290)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	481,402	82,453	465,569	82,453	366,146	88,479
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.60)	$(0.60)	$(1.16)	$(1.16)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share attributable to common stockholders were as follows (in thousands):

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	—	68,015	—
Unvested RSUs	36,878	—	31,427	—	23,237	—
Outstanding stock options	13,247	—	13,967	—	18,424	—
Shares subject to repurchase from RSAs and early exercised stock options	52	—	284	—	1,539	—
Shares issuable under ESPP	705	—	828	—	312	—
Returnable shares issued in connection with business acquisition	349	—	219	—	—	—
Total	51,231	—	46,725	—	111,527	—

UiPath, Inc.
Notes to Consolidated Financial Statements

16	Related Party Transactions

Beginning in the third quarter of fiscal year 2022, we have at times made use of an aircraft which is owned by Daniel Dines, our co-founder and then CEO, through a special purpose LLC and which is operated by a third-party aircraft management company. Mr. Dines, through this special purpose LLC, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs for the aircraft. We determined at the inception of this arrangement that the LLC is a VIE of which we are not the primary beneficiary; accordingly, we do not consolidate it in our consolidated financial statements.
We did not incur any expense related to the use of the aircraft in fiscal year 2024. In fiscal year 2023 and 2022, we incurred expenses of $1.9 million and $1.1 million, respectively, in connection with our business use of the aircraft.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, under the supervision and with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2024.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishment and maintenance of adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our CEO and CFO, and under the oversight of our board of directors, our management performed an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2024.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended January 31, 2024 no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at a reasonable assurance level. However, any control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its objectives will be met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures and internal control over financial reporting, including resource constraints, errors in judgment, and the possibility that controls and procedures will be circumvented by collusion, by management override, or by mistake. Additionally, the design of any control system is based in part on management assumptions about the likelihood of future events, and there can be no assurance that the system will succeed in achieving its objectives under all potential future scenarios. As a result of these limitations, our management does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all potential errors or fraud or detect all potential misstatements due to error or fraud.

Item 9B. Other Information
During the three months ended January 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On January 12, 2024, Richard P. Wong, a member of our board of directors, on behalf of a family trust, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell, between April 15, 2024 and July 15, 2024, up to 150,000 shares of our Class A common stock, subject to limit prices.
•On January 12, 2024, Brad Brubaker, our Chief Legal Officer and Secretary, terminated the remaining portion of his Rule 10b5-1 trading arrangement originally adopted on January 11, 2023 for the sale of up to 165,000 shares of our Class A common stock through February 28, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2024.
We have adopted a Code of Conduct that applies to all employees, including executive officers, and to directors. The Code of Conduct is available on our website at uipath.com (http://www.uipath.com/assets/downloads/global-code-conduct). If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, or to any of our directors or other executive officers, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2024.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
(3) Exhibit Index
The exhibits listed below are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of UiPath, Inc.	8-K	001-40348	3.1	04/28/2021
3.2	Second Amended and Restated Bylaws of UiPath, Inc.	8-K	001-40348	3.2	03/10/2023
3.3	Second Amended and Restated Bylaws of UiPath, Inc., marked to show amendments effective as of March 7, 2023	10-K	001-40348	3.3	03/24/2023
4.1	Form of Class A Common Stock Certificate	S-1/A	333-254738	4.1	04/19/2021
4.2	Description of Securities	10-K	001-40348	4.2	04/04/2022
10.1	Amended and Restated Investors' Rights Agreement, dated February 1, 2021	S-1	333-254738	10.1	03/26/2021
10.2†	UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.2	03/26/2021
10.3†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.3	03/26/2021
10.4†	UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.4	03/26/2021
10.5†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.5	03/26/2021
10.6†	Form of Restricted Stock Award Grant Notice under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.6	03/26/2021
10.7†	Forms of Restricted Stock Unit Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.7	03/26/2021
10.8†	UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.8	04/12/2021
10.9†	Forms of Grant Notice and Stock Option Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.9	04/12/2021
10.10†	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.10	04/12/2021
10.11†	UiPath, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254738	10.11	04/12/2021
10.12†	Form of Indemnity Agreement entered into by and between UiPath, Inc. and each director and executive officer	S-1	333-254738	10.12	03/26/2021
10.13†	Offer Letter, by and between UiPath, Inc. and Daniel Dines, dated February 18, 2021	S-1	333-254738	10.13	03/26/2021
10.14†	Offer Letter, by and between UiPath, Inc. and Ashim Gupta, dated February 17, 2021	S-1	333-254738	10.14	03/26/2021
10.15†	Offer Letter, by and between UiPath, Inc. and Brad Brubaker, dated February 16, 2021	S-1	333-254738	10.15	03/26/2021
10.16	Senior Secured Credit Facilities Credit Agreement, by and among UiPath, Inc., Silicon Valley Bank, HSBC Ventures USA Inc., Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD., dated October 30, 2020	S-1	333-254738	10.19	03/26/2021
10.17†	Non-Employee Director Compensation Policy	S-1/A	333-254738	10.22	04/12/2021
10.18++	Lease Agreement dated as of September 24, 2021 between UiPath, Inc. and One Vanderbilt Owner LLC	10-Q	001-40348	10.1	12/10/2021
10.19†	Offer Letter, by and between UiPath, Inc. and Robert Enslin, dated April 25, 2022	10-Q	001-40348	10.2	06/03/2022
10.20†**	Separation and Release of Claims Agreement between UiPath, Inc. and Christopher Weber, executed March 28, 2023	10-Q	001-40348	10.1	06/02/2023
10.21†**	Advisory Agreement between UiPath, Inc. and Theodore Kummert, executed April 11, 2023	10-Q	001-40348	10.1	06/02/2023
16.1	Letter from Grant Thornton LLP, dated April 20, 2022, regarding change in independent registered public accounting firm	8-K	001-40348	16.1	04/20/2022
21.1	List of Subsidiaries of UiPath, Inc.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
23.2	Consent of Grant Thornton LLP, independent registered public accounting firm					X
24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	UiPath, Inc. Incentive Compensation Recoupment Policy					X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates management contract or compensatory plan.

++ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted.

**Certain information contained in this agreement has been omitted because it is the type that the registrant treats as private or confidential and/or is not material.

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

UIPATH, INC.

By:	/s/ Ashim Gupta
Name:	Ashim Gupta
Title:	Chief Financial Officer
Date:	March 27, 2024
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Enslin and Brad Brubaker, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (and, as indicated with an asterisk, representing at least a majority of the members of the board of directors).

Signature	Title	Date
/s/ Robert Enslin	Chief Executive Officer and Director	March 27, 2024
Robert Enslin*	(Principal Executive Officer)
/s/ Ashim Gupta	Chief Financial Officer	March 27, 2024
Ashim Gupta	(Principal Financial Officer)
/s/ Hitesh Ramani	Chief Accounting Officer	March 27, 2024
Hitesh Ramani	(Principal Accounting Officer)
/s/ Daniel Dines	Chairman and Chief Innovation Officer	March 27, 2024
Daniel Dines*
/s/ Philippe Botteri	Director	March 27, 2024
Philippe Botteri*
/s/ Michael Gordon	Director	March 27, 2024
Michael Gordon*
/s/ Daniel D. Springer	Director	March 27, 2024
Daniel D. Springer*
/s/ Laela Sturdy	Director	March 27, 2024
Laela Sturdy*
/s/ Karenann Terrell	Director	March 27, 2024
Karenann Terrell*
/s/ Richard P. Wong	Director	March 27, 2024
Richard P. Wong*