Form 10-Q
period 2024-04-30
UiPath, Inc.
filed 2024-06-03
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 30, 2024, the registrant had 490,324,835 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•the ability of the UiPath Business Automation Platform to satisfy and adapt to customer demands and our ability to increase its adoption;
•our ability to grow our platform and release new functionality in a timely manner;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to evolve and enhance our brand;
•our growth strategies;
•the estimated addressable market opportunity for our platform and for automation in general;
•our reliance on key personnel and our ability to attract, integrate, and retain highly-qualified personnel and execute management transitions, including our CEO transition;
•our ability to obtain, maintain, and enforce our intellectual property rights and any costs associated therewith;
•the effect of significant events with macroeconomic impacts, including but not limited to military conflicts and other changes in geopolitical relationships and inflationary cost trends, on our business, industry, and the global economy;
•our reliance on third-party providers of cloud-based infrastructure;
•our ability to compete effectively with existing competitors and new market entrants, including new, potentially disruptive technologies;
•the size and growth rates of the markets in which we compete; and
•the price volatility of our Class A common stock.
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, and in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the Securities and Exchange Commission ("SEC") on March 27, 2024 (the "2024 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	April 30, 2024	January 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,146,618	$1,061,678
Restricted cash	438	438
Marketable securities	788,920	818,145
Accounts receivable, net of allowance for credit losses of $1,827 and $1,119, respectively	270,621	436,296
Contract assets	88,146	84,197
Deferred contract acquisition costs	76,309	74,678
Prepaid expenses and other current assets	98,146	104,980
Total current assets	2,469,198	2,580,412
Marketable securities, non-current	962	—
Contract assets, non-current	9,960	6,214
Deferred contract acquisition costs, non-current	145,175	154,317
Property and equipment, net	22,741	23,982
Operating lease right-of-use assets	60,458	56,072
Intangible assets, net	12,577	14,704
Goodwill	88,384	89,026
Deferred tax assets	3,900	4,678
Other assets, non-current	31,621	25,353
Total assets	$2,844,976	$2,954,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,864	$3,447
Accrued expenses and other current liabilities	84,793	83,997
Accrued compensation and employee benefits	40,663	137,442
Deferred revenue	465,216	486,805
Total current liabilities	597,536	711,691
Deferred revenue, non-current	150,934	161,027
Operating lease liabilities, non-current	62,772	58,713
Other liabilities, non-current	6,730	7,213
Total liabilities	817,972	938,644
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 496,893 and 492,660 shares issued; 490,115 and 486,820 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 6,778 and 5,840 shares, respectively	(124,620)	(102,615)
Additional paid-in capital	4,089,795	4,024,079
Accumulated other comprehensive income	4,740	8,825
Accumulated deficit	(1,942,917)	(1,914,181)
Total stockholders’ equity	2,027,004	2,016,114
Total liabilities and stockholders’ equity	$2,844,976	$2,954,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Licenses	$140,128	$134,039
Subscription services	185,131	146,352
Professional services and other	9,853	9,197
Total revenue	335,112	289,588
Cost of revenue:
Licenses	2,601	2,547
Subscription services	36,754	23,078
Professional services and other	15,970	18,042
Total cost of revenue	55,325	43,667
Gross profit	279,787	245,921
Operating expenses:
Sales and marketing	180,139	160,406
Research and development	85,603	75,342
General and administrative	63,510	56,584
Total operating expenses	329,252	292,332
Operating loss	(49,465)	(46,411)
Interest income	13,830	13,848
Other income, net	10,679	4,294
Loss before income taxes	(24,956)	(28,269)
Provision for income taxes	3,780	3,632
Net loss	$(28,736)	$(31,901)
Net loss per share, basic and diluted	$(0.05)	$(0.06)
Weighted-average shares used in computing net loss per share, basic and diluted	569,925	557,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(28,736)	$(31,901)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(511)	143
Foreign currency translation adjustments	(3,574)	2,319
Other comprehensive (loss) income, net	(4,085)	2,462
Comprehensive loss	$(32,821)	$(29,439)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donation of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A Common Stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	—	—	(25,697)	—	—	(25,697)
Charitable donations of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of April 30, 2023	478,122	$5	82,453	$1	—	$—	$3,801,656	$10,074	$(1,856,199)	$1,955,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(28,736)	$(31,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,902	5,616
Amortization of deferred contract acquisition costs	18,467	14,072
Net amortization on marketable securities	(9,268)	(4,097)
Stock-based compensation expense	88,727	85,048
Charitable donation of Class A common stock	6,564	4,215
Non-cash operating lease expense	3,476	3,071
Provision for deferred income taxes	569	(267)
Other non-cash (credits) charges, net	(966)	624
Changes in operating assets and liabilities:
Accounts receivable	162,444	141,557
Contract assets	(7,645)	660
Deferred contract acquisition costs	(12,437)	(15,499)
Prepaid expenses and other assets	(803)	(5,860)
Accounts payable	3,936	(2,130)
Accrued expenses and other liabilities	(4,195)	(10,547)
Accrued compensation and employee benefits	(96,403)	(93,390)
Operating lease liabilities, net	(3,912)	(2,946)
Deferred revenue	(24,683)	(20,885)
Net cash provided by operating activities	100,037	67,341
Cash flows from investing activities
Purchases of marketable securities	(323,137)	(215,391)
Maturities of marketable securities	360,141	78,955
Purchases of property and equipment	(1,238)	(1,870)
Other investing, net	—	2,754
Net cash provided by (used in) investing activities	35,766	(135,552)
Cash flows from financing activities
Repurchases of Class A common stock	(22,005)	—
Proceeds from exercise of stock options	312	1,187
Payments of tax withholdings on net settlement of equity awards	(28,959)	(25,902)
Net payments of tax withholdings on sell-to-cover equity award transactions	—	(645)
Proceeds from employee stock purchase plan contributions	4,916	4,730
Net cash used in financing activities	(45,736)	(20,630)
Effect of exchange rate changes	(5,127)	(1,702)
Net increase (decrease) in cash, cash equivalents, and restricted cash	84,940	(90,543)
Cash, cash equivalents, and restricted cash - beginning of period	1,062,116	1,402,119
Cash, cash equivalents, and restricted cash - end of period	$1,147,056	$1,311,576
Supplemental disclosure of cash flow information
Cash paid for interest	$45	$86
Cash paid for income taxes	7,391	6,218
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	50	65
Receivable from maturities of marketable securities included in prepaid expense and other current assets	—	20,315
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	4,304	1,996
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2024 Form 10-K. There have been no significant changes to such policies during the three months ended April 30, 2024.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2024, which are included in the 2024 Form 10-K.
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
The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2025, for example, refer to the fiscal year ending January 31, 2025.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended April 30, 2024 and 2023, we recognized foreign currency transaction gains (losses) of $2.8 million and $(0.8) million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2024 and January 31, 2024, 95% and 91%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2024 and 2023, no single customer accounted for 10% or more of our total revenue. As of April 30, 2024 and January 31, 2024, no single customer accounted for 10% or more of our accounts receivable.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended April 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$153,111	46%	$123,452	43%
Europe, Middle East, and Africa	104,627	31%	96,931	33%
Asia-Pacific (2)	77,374	23%	69,205	24%
Total revenue	$335,112	100%	$289,588	100%
(1)Revenue from the U.S. represented 42% and 38% of our total revenues for the three months ended April 30, 2024 and 2023, respectively.
(2)Revenue from Japan represented 13% and 13% of our total revenues for the three months ended April 30, 2024 and 2023, respectively.
Deferred Revenue
During the three months ended April 30, 2024 and 2023, we recognized $182.3 million and $150.6 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of April 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,100.6 million, which consists of $616.2 million of billed consideration and $484.4 million of unbilled consideration. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $18.5 million and $14.1 million for the three months ended April 30, 2024 and 2023, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$978	$—	$—	$978
Treasury bills and U.S. government securities(1)	710,071	—	(506)	709,565
Corporate bonds(2)	24,778	—	(60)	24,718
Agency bonds	54,661	—	(40)	54,621
Total marketable securities	$790,488	$—	$(606)	$789,882
(1) Additional treasury bills with both amortized cost and estimated fair value of $19.8 million are included in cash and cash equivalents due to their original maturity of three months or less.
(2) Additional corporate bonds with both amortized cost and estimated fair value of $6.1 million are included in cash and cash equivalents due to their original maturity of three months or less.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	641,263	29	(100)	641,192
Corporate bonds	1,993	—	(2)	1,991
Agency bonds	174,990	—	(28)	174,962
Total marketable securities	$818,246	$29	$(130)	$818,145
As of April 30, 2024 and January 31, 2024, $1.0 million and none, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of April 30, 2024 and January 31, 2024, $3.1 million and $3.3 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of April 30, 2024 and January 31, 2024.
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
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of April 30, 2024 and January 31, 2024 (in thousands):

	As of April 30, 2024
	Level 1	Level 2	Total
Money market	$499,276	$—	$499,276
Treasury bills	19,765	—	19,765
Corporate bonds	—	6,065	6,065
Total cash equivalents	519,041	6,065	525,106
Commercial paper	—	978	978
Treasury bills and U.S. government securities	709,565	—	709,565
Corporate bonds	—	24,718	24,718
Agency bonds	54,621	—	54,621
Total marketable securities	764,186	25,696	789,882
Total	$1,283,227	$31,761	$1,314,988

	As of January 31, 2024
	Level 1	Level 2	Total
Money market	$509,053	$—	$509,053
Total cash equivalents	509,053	—	509,053
Treasury bills and U.S. government securities	641,192	—	641,192
Corporate bonds	—	1,991	1,991
Agency bonds	174,962	—	174,962
Total marketable securities	816,154	1,991	818,145
Total	$1,325,207	$1,991	$1,327,198
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper and corporate bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
the identical underlying security which may not be actively traded. None of our financial instruments were classified in the Level 3 category as of April 30, 2024 or January 31, 2024.
6. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of April 30, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$28,572	$(18,166)	$10,406	2.6
Customer relationships	8,228	(6,829)	1,399	1.2
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(459)	772	6.9
Total	$38,302	$(25,725)	$12,577
Acquired intangible assets, net consisted of the following as of January 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$28,807	$(16,881)	$11,926	2.8
Customer relationships	8,266	(6,306)	1,960	1.3
Trade names and trademarks	272	(266)	6	0.2
Other intangibles	1,231	(419)	812	7.0
Total	$38,576	$(23,872)	$14,704
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets for the three months ended April 30, 2024 and 2023 was $2.0 million and $2.1 million, respectively.
Expected future amortization expense related to intangible assets was as follows as of April 30, 2024 (in thousands):

Amount
Remainder of year ending January 31, 2025	$4,615
Year ending January 31,
2026	4,079
2027	2,428
2028	1,153
2029	101
Thereafter	201
Total	$12,577

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the three months ended April 30, 2024 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$89,026
Effect of foreign currency translation	(642)
Balance as of April 30, 2024	$88,384
7. Operating Leases
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
Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2024	2023
Operating lease cost	$3,476	$3,071
Short-term lease cost	1,123	1,300
Variable lease cost	523	621
Sublease income (1)	—	(532)
Total	$5,122	$4,460
(1) Included in other income, net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	April 30, 2024	January 31, 2024
Weighted-average remaining lease term (years)	10.5	10.7
Weighted-average discount rate	7.2%	7.1%
Future undiscounted lease payments for our operating lease liabilities as of April 30, 2024 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$9,097
Year ending January 31,
2026	12,110
2027	11,875
2028	10,444
2029	7,137
Thereafter	49,852
Total operating lease payments	100,515
Less: imputed interest	(29,519)
Total operating lease liabilities	$70,996

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of April 30, 2024, we had non-cancellable commitments in the amount of $26.3 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $8.2 million and $8.4 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively.
Supplemental cash flow information related to leases for the three months ended April 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,653	$2,615
Operating lease ROU assets obtained in exchange for new operating lease liabilities	7,044	1,993
8. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2024	January 31, 2024
Prepaid expenses and service credits	$76,695	$87,781
Other current assets	21,451	17,199
Prepaid expenses and other current assets	$98,146	$104,980
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2024	January 31, 2024
Computers and equipment	$23,706	$23,767
Leasehold improvements	24,307	21,756
Furniture and fixtures	6,708	6,640
Construction in progress	2,720	4,560
Other	631	632
Property and equipment, gross	58,072	57,355
Less: accumulated depreciation	(35,331)	(33,373)
Property and equipment, net	$22,741	$23,982

Depreciation expense for the three months ended April 30, 2024 and 2023 was $2.3 million and $3.0 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2024	January 31, 2024
Accrued expenses	$22,256	$18,458
Withholding tax from employee equity transactions	4,216	3,277
Employee stock purchase plan withholdings	8,483	3,618
Payroll taxes and other benefits payable	5,424	3,888
Income taxes payable	6,833	7,140
Value-added taxes payable	3,837	6,480
Operating lease liabilities, current	8,224	8,357
Loan note related to fiscal year 2023 acquisition of Re:Infer LTD (payable July 29, 2024)	5,570	5,570
Rebates payable to partners	6,364	7,289
Other	13,586	19,920
Accrued expenses and other current liabilities	$84,793	$83,997
9. Commitments and Contingencies
Letters of Credit
We had a total of $2.8 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2024 and January 31, 2024, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2026.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2024 and January 31, 2024, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans was $6.2 million and $5.6 million for the three months ended April 30, 2024 and 2023, respectively.
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
UiPath and certain of its officers are currently parties to the following litigation matters:

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines, and CFO Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the "Securities Action"). The initial complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and alleged that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. On January 26, 2024, the lead plaintiff in the Securities Action filed an amended complaint, and on March 26, 2024, filed a further amended complaint, which alleges Securities Act claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The operative complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. Defendants moved to dismiss the second amended complaint on April 23, 2024. Plaintiffs filed their opposition to defendants' motion to dismiss on May 21, 2024.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware and in the Southern District of New York (together with Polilingua Limited v. Daniel Dines, et al, the "Derivative Litigations"). The Derivative Litigations are at an early stage; in each case the matter has been stayed, pending the outcome of the Court's decision on the defendants' motion to dismiss the Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of April 30, 2024, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Matters
Our indirect tax positions are subject to audit in multiple jurisdictions globally, with a key focus on our largest operational territories, including the U.S., Romania, India, and the U.K. Our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the three months ended April 30, 2024. With regard to the value-added tax audit, an assessment has been issued; we disagree with this assessment and are in the process of appealing. We have not recorded any reserves related to this audit as of April 30, 2024 as it is not probable that a material loss has been incurred. For additional information regarding the corporate income tax audit, refer to Note 12, Income Taxes.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and credits toward purchase of products and services from strategic alliance partners.
As of April 30, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$66,202
Year ending January 31,
2026	69,593
2027	23,856
2028	8,443
2029	17
Thereafter	1
Total	$168,112
10. Stockholders’ Equity
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
During the three months ended April 30, 2024, we repurchased 0.9 million shares of our Class A common stock at an average price of $23.46 per share (inclusive of brokerage commission).
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during the three months ended April 30, 2024 and 0.3 million shares of our Class A common stock during the three months ended April 30, 2023 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $6.6 million and $4.2 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2024 and 2023, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income
For the three months ended April 30, 2024 and 2023, changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss, net of tax	(3,574)	(511)	(4,085)
Balance as of April 30, 2024	$5,351	$(611)	$4,740

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income, net of tax	2,319	143	2,462
Balance as of April 30, 2023	$10,550	$(476)	$10,074
11. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards. As of April 30, 2024, we have reserved 202.2 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of April 30, 2024, the ESPP authorizes the issuance of 27.2 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the three months ended April 30, 2024 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,080	$3.49	7.8	$216,010
Granted	1,670	$0.10
Exercised	(1,428)	$0.22
Forfeited	(40)	$0.10
Outstanding as of April 30, 2024	11,282	$3.41	8.0	$175,549

Vested and exercisable as of April 30, 2024	4,779	$5.09	6.8	$66,332
The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2024 was $21.26 per share. The intrinsic value of stock options exercised during the three months ended April 30, 2024 was $31.4 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2024 was approximately $122.5 million, which is to be recognized over a weighted-average remaining period of 2.2 years.
Restricted Stock Units
RSU activity during the three months ended April 30, 2024 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	31,272	$19.89
Granted	9,479	$21.45
Vested	(3,843)	$21.22
Forfeited	(1,497)	$20.76
Unvested as of April 30, 2024	35,411	$20.13
The fair value of RSUs released during the three months ended April 30, 2024 was $87.4 million.
As of April 30, 2024, total unrecognized compensation expense related to unvested RSUs was approximately $661.6 million, which is to be recognized over a weighted-average remaining period of 2.4 years.
Employee Stock Purchase Plan Awards
As of April 30, 2024, total unrecognized compensation expense related to the ESPP was approximately $0.9 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer LTD on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
April 30, 2024, total unrecognized compensation expense related to these shares was $3.2 million, which is to be recognized over a weighted-average remaining period of 1.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of subscription services revenue	$4,276	$3,178
Cost of professional services and other revenue	2,470	2,699
Sales and marketing	36,216	33,123
Research and development	29,142	24,773
General and administrative	16,623	21,275
Total	$88,727	$85,048
12. Income Taxes
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
We had a provision for income taxes of $3.8 million, reflecting an effective tax rate of (15.1)%, and $3.6 million, reflecting an effective tax rate of (12.8)%, for the three months ended April 30, 2024 and 2023, respectively. For the three months ended April 30, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets ("DTAs") for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2024, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. will not be realized. Accordingly, we have recorded a full valuation allowance against U.S., Romania, and U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of April 30, 2024, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. Our tax positions are subject to income tax audits in multiple tax jurisdictions globally, with a currently open audit in India, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. Our Romanian subsidiary was subjected to a corporate income tax audit by ANAF for the period from January 2018 through January 2022, which was completed during the three months ended April 30, 2024. Certain deductions have been disallowed, resulting in a proposed reduction of net operating loss carryforwards of approximately $66.7 million. We are in the process of appealing this disallowance. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. These negotiations are still underway and the authorities are in the process of determining the cost sharing allocations between the respective countries. At this time, we do not expect any significant changes in the next fiscal quarter based on the current positions undertaken by us.
In 2023, Romania adopted an alternative minimum tax that is applicable to all corporate taxpayers, including those reporting a net loss, for tax years commencing after January 1, 2024. As this tax is based on gross receipts,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
associated expense is included in operating expenses in our condensed consolidated statements of operations, and is not accounted for as income taxes.
13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(24,579)	$(4,157)	$(27,186)	$(4,715)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	487,472	82,453	475,425	82,453
Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.06)	$(0.06)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	32,230	—	37,351	—
Outstanding stock options	10,946	—	13,883	—
Shares subject to repurchase from RSAs and early exercised stock options	28	—	63	—
Shares issuable under ESPP	690	—	897	—
Returnable shares issued in connection with business acquisition	274	—	427	—
Total	44,168	—	52,621	—
14. Subsequent Events
On May 3, 2024, we agreed to invest approximately $35.2 million, split between cash investment for equity and purchase of convertible bonds, in an initial seed round in H.AI (the “H company”), a France-based global foundation model and agentic artificial intelligence ("AI") company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 27, 2024 (the "2024 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and under Part I, Item 1A, "Risk Factors," in the 2024 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
First established in a Bucharest, Romania apartment in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have evolved from our beginnings in robotic process automation ("RPA") into an end-to-end AI-powered Business Automation Platform through development and acquisitions, have launched new products, and have expanded our operations across the globe. Our vision is to enable automation across all knowledge work to accelerate human achievement.
The UiPath Business Automation Platform is The Foundation of Innovation™. We provide our customers with a robust set of capabilities that allow them to discover opportunities for automation, automate using a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale. Our platform enables customers to integrate AI with automation, enabling automation to take action based on learning and experience. It enables employees to quickly build automations for both existing and new processes and to automate a vast array of actions including, but not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, reading emails, and updating information fields and databases. The ability of our platform to replicate steps performed by humans in executing business processes drives operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
AI-powered automation is here, and its momentum is continuing to grow as organizations around the world begin to understand the combined power of automation and AI to drive efficiency and business outcomes. We aspire to be the defining business automation platform, advancing the evolution of automation and AI as a way of working and a catalyst for continuous reinvention.

Business Highlights for the Three Months Ended April 30, 2024:
•Revenue of $335.1 million increased 16% year-over-year.
•ARR of $1,507.7 million increased 21% year-over-year.
•Gross margin was 83% for the three months ended April 30, 2024, compared to 85% for the three months ended April 30, 2023.
•Cash flow from operations was $100.0 million for the three months ended April 30, 2024, compared to $67.3 million for the three months ended April 30, 2023.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,936.9 million as of April 30, 2024, compared to $1,880.3 million as of January 31, 2024.

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
Internationally, we price our platform in currencies that may not be the functional currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations, which may impact demand for our platform, our near-term results, the comparability of results to prior periods, and our ability to predict future results.
Further, cash, cash equivalents, and marketable securities represent a significant portion of our total assets, and the return on our cash, cash equivalents, and marketable securities is sensitive to changes in interest rates. Volatility in the interest rate environment may impact the amount of interest and other income reported on our condensed consolidated statements of operations, the comparability of these amounts to prior periods, and our ability to predict future profitability.
We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
Key Performance Metric
We monitor annualized renewal run-rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves, for example those for credit losses or disputed amounts. At April 30, 2024 and 2023, our ARR was $1,507.7 million and $1,248.9 million, respectively, representing a growth rate of 21%. Approximately 16% of this growth was due to new customers and 84% to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 118% and 122% as of April 30, 2024 and 2023, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at April 30, 2024 and 2023 is as follows:

	At April 30,
	2024	2023
	(dollars in thousands)
ARR	$1,507,730	$1,248,883
Incremental ARR (1)	258,847	271,816

Customers with ARR ≥ $1 million:
Number of customers	288	240
Percent of current period revenue	48%	45%
Customers with ARR ≥ $100 thousand:
Number of customers	2,092	1,858
Percent of current period revenue	85%	82%

Dollar-based net retention rate	118%	122%
(1) For the twelve months ended April 30, 2024 and 2023, respectively
Components of Results of Operations
Revenue
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
Licenses
Our term licenses (typically sold as a portion of Flex Offerings) provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. As licenses revenue is recognized at a point in time, any shift in contract start dates and duration, for example due to lengthening sales cycles and increased deal scrutiny, will have a direct impact on our licenses revenue.
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
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, depreciation, and allocated overhead. Overhead is allocated based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our SaaS business grows. In the future, we expect further expansion of our cloud-based deployments. As sales of SaaS products become a larger percentage of our total revenue, we expect our gross margin to be impacted by increased hosting fees and cloud infrastructure costs.
Professional Services and Other
Cost of professional services and other revenue primarily consists of personnel-related expenses of our professional services team, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of professional services and other revenue also includes expenses related to subcontracted third-party services, depreciation, and allocated overhead. We recognize these expenses as they are incurred. We expect cost of professional services and other revenue to increase in absolute dollars for the foreseeable future.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead. We expect that over the longer term our general and administrative expenses will decrease as a percentage of revenue, although this percentage may fluctuate from period to period due to timing and extent of expenses.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents and marketable securities.
Other Income, Net
Other income, net primarily consists of foreign exchange gains and losses. Other income, net also includes amortization of discounts and premiums on marketable securities.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. We currently maintain a full valuation allowance on our U.S. federal and state, Romanian, and U.K. DTAs, as we have concluded that it is more likely than not that these DTAs will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Revenue:
Licenses	$140,128	$134,039
Subscription services	185,131	146,352
Professional services and other	9,853	9,197
Total revenue	335,112	289,588
Cost of revenue:
Licenses (1)	2,601	2,547
Subscription services (1)(2)(3)	36,754	23,078
Professional services and other (2)(3)	15,970	18,042
Total cost of revenue	55,325	43,667
Gross profit	279,787	245,921
Operating expenses:
Sales and marketing (1)(2)(3)(4)	180,139	160,406
Research and development (2)(3)(4)	85,603	75,342
General and administrative (1)(2)(3)(4)	63,510	56,584
Total operating expenses	329,252	292,332
Operating loss	(49,465)	(46,411)
Interest income	13,830	13,848
Other income, net	10,679	4,294
Loss before income taxes	(24,956)	(28,269)
Provision for income taxes	3,780	3,632
Net loss	$(28,736)	$(31,901)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$844	$836
Cost of subscription services revenue	593	584
Sales and marketing	552	671
General and administrative	39	41
Total amortization of acquired intangible assets	$2,028	$2,132

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$4,276	$3,178
Cost of professional services and other revenue	2,470	2,699
Sales and marketing	36,216	33,123
Research and development	29,142	24,773
General and administrative	16,623	21,275
Total stock-based compensation expense	$88,727	$85,048

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$177	$90
Cost of professional services and other revenue	66	71
Sales and marketing	1,223	1,224
Research and development	630	601
General and administrative	415	378
Total employer payroll tax expense related to equity transactions	$2,511	$2,364

(4) Includes restructuring expense as follows:
Sales and marketing	$—	$229
Research and development	—	285
General and administrative	—	375
Total restructuring expense	$—	$889

	Three Months Ended April 30,
	2024	2023
	(as a percentage of revenue)
Revenue:
Licenses	42%	46%
Subscription services	55%	51%
Professional services and other	3%	3%
Total revenue	100%	100%
Cost of revenue:
Licenses	1%	1%
Subscription services	11%	8%
Professional services and other	5%	6%
Total cost of revenue	17%	15%
Gross profit	83%	85%
Operating expenses:
Sales and marketing	53%	55%
Research and development	26%	26%
General and administrative	19%	20%
Total operating expenses	98%	101%
Operating loss	(15)%	(16)%
Interest income	4%	5%
Other income, net	3%	1%
Loss before income taxes	(8)%	(10)%
Provision for income taxes	1%	1%
Net loss	(9)%	(11)%

Comparison of the Three Months Ended April 30, 2024 and April 30, 2023
Revenue

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$140,128	$134,039	$6,089	5%
Subscription services	185,131	146,352	38,779	26%
Professional services and other	9,853	9,197	656	7%
Total revenue	$335,112	$289,588	$45,524	16%
Total revenue increased by $45.5 million, or 16%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to a $38.8 million increase in subscription services revenue, related in part to the transition to our Flex Offerings, and a $6.1 million increase in licenses revenue. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 27% was attributable to new customers and 73% was attributable to existing customers. Of the growth in total revenue attributable to existing customers, $8.0 million resulted from contract modifications wherein the revenue recognized originated from our existing balance of remaining performance obligations. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$2,601	$2,547	$54	2%
Subscription services	36,754	23,078	13,676	59%
Professional services and other	15,970	18,042	(2,072)	(11)%
Total cost of revenue	$55,325	$43,667	$11,658	27%
Gross margin	83%	85%
Total cost of revenue increased by $11.7 million, or 27%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to a $13.7 million increase in cost of subscription services revenue, partially offset by a $2.1 million decrease in cost of professional services revenue. The increase in cost of subscription services revenue was primarily driven by a $6.4 million increase in personnel-related expenses, which included a $4.4 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $1.1 million increase in stock-based compensation expense, and a $1.0 million increase in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by a $4.8 million increase in hosting and software services costs as a result of increased usage and a $2.3 million increase in costs associated with the use of third-party vendors. The decrease in cost of professional services and other revenue was primarily driven by a $1.7 million decrease in personnel-related expenses, which included a $1.2 million decrease in salary-related and bonus expenses and a $0.2 million decrease in stock-based compensation expense. Cost of professional services and other revenue was also impacted by a $0.3 million decrease in costs associated with the use of third-party subcontractors to deliver professional services to our customers.
Our gross margin decreased to 83% for the three months ended April 30, 2024 compared to 85% for the three months ended April 30, 2023 due to decrease in proportion of higher-margin licenses revenue and increase in cost of subscription services revenue driven by increased hosting costs.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Sales and marketing	$180,139	$160,406	$19,733	12%
Percentage of revenue	53%	55%
Sales and marketing expense increased by $19.7 million, or 12%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily attributable to a $12.7 million increase in personnel-related expenses, which included a $9.3 million increase in salary-related and bonus expenses as a result of both increased headcount and merit increases and a $3.1 million increase in stock-based compensation expense. Sales and marketing expense was also impacted by a $5.2 million increase in sales commission expenses as a result of higher amortization of capitalized contract acquisition costs and a $2.8 million aggregate increase in marketing and travel-related expenses mainly related to marketing events. These increases were partially offset by a $0.9 million decrease in depreciation and amortization and other administrative costs.
Research and Development

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Research and development	$85,603	$75,342	$10,261	14%
Percentage of revenue	26%	26%
Research and development expense increased by $10.3 million, or 14%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily attributable to a $4.6 million increase in personnel-related expenses, which included a $4.4 million increase in stock-based compensation expense and a $2.1 million increase in salary-related expenses associated with both increased headcount and merit increases, partially offset by a $1.9 million decrease in bonus expense. Research and development expense was also impacted by a $5.3 million increase in third-party software service and hosting costs as a result of increased usage.
General and Administrative

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
General and administrative	$63,510	$56,584	$6,926	12%
Percentage of revenue	19%	20%
General and administrative expense increased by $6.9 million, or 12%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily attributable to a $4.6 million increase in software service expenses, a $2.3 million increase in charitable donations mainly driven by the increased fair value of our Class A common shares to a donor-advised fund in the current year, and a $2.0 million increase due to a credit loss recovery recorded in the prior comparable fiscal quarter. General and administrative expense was also impacted by a $3.1 million decrease in personnel-related expenses, which included a $4.7 million decrease in stock-based compensation expense, partially offset by a $1.7 million increase in employee insurance costs.
Interest Income

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Interest income	$13,830	$13,848	$(18)	—%
Percentage of revenue	4%	5%
Interest income remained constant for the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
Other Income, Net

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Other income, net	$10,679	$4,294	$6,385	149%
Percentage of revenue	3%	1%
Other income, net increased by $6.4 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to a $5.2 million increase in amortization on marketable securities and a $3.6 million increase in gains from foreign currency transactions, partially offset by $1.4 million of legal expense related to shareholder litigation.
Provision For Income Taxes

	Three Months Ended April 30,
	2024	2023	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,780	$3,632	$148	4%
Percentage of revenue	1%	1%
Provision for income taxes and effective tax rate remained relatively constant for the three months ended April 30, 2024 compared to the three months ended April 30, 2023.

Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, repurchase shares of our Class A common stock. As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,936.5 million, and we had an accumulated deficit of $1,942.9 million. During the three months ended April 30, 2024, we reported a net loss of $28.7 million and net cash provided by operating activities of $100.0 million.
Our future capital requirements will depend on many factors, including our revenue growth rate, sales of our products and services, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with international expansion, the timing and extent of capital expenditures to invest in existing and new office spaces, and the timing and extent of stock repurchases. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
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
We did not borrow under the Credit Facility at any time. In September 2023, we and the Lenders terminated the Credit Facility shortly prior to its original maturity date.
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Refer to Note 10, Stockholders' Equity—Stock Repurchase Program for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities (1)	$100,037	$67,341
Net cash provided by (used in) investing activities	$35,766	$(135,552)
Net cash used in financing activities	$(45,736)	$(20,630)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(2,403)	$(2,738)
Net payments of employee tax withholdings on stock option exercises	$(12)	$(765)
Cash paid for restructuring costs	$(63)	$(3,734)

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
Net cash provided by operating activities for the three months ended April 30, 2024 of $100.0 million was driven by cash collections from our customers, which were approximately 12% higher than during the three months ended April 30, 2023. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments for professional services, software, and office rent.
Net cash provided by operating activities for the three months ended April 30, 2023 of $67.3 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our fiscal 2023 workforce restructuring, which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.
Investing Activities
Net cash provided by investing activities for the three months ended April 30, 2024 of $35.8 million was primarily driven by $360.1 million in maturities of marketable securities, partially offset by $323.1 million in purchases of marketable securities.
Net cash used in investing activities for the three months ended April 30, 2023 of $135.6 million was primarily driven by $215.4 million in purchases of marketable securities and $1.9 million in capital expenditures, partially offset by $79.0 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended April 30, 2024 of $45.7 million was primarily driven by $29.0 million in payments of tax withholdings on net settlement of equity awards and $22.0 million in repurchases of Class A common stock under our stock repurchase program, partially offset by $4.9 million in proceeds from ESPP contributions.
Net cash used in financing activities for the three months ended April 30, 2023 of $20.6 million was driven by $25.9 million in payments of tax withholdings on the net settlement of equity awards and $0.6 million in net payments of tax withholdings on sell-to-cover equity award transactions, partially offset by $4.7 million in proceeds from ESPP contributions and $1.2 million in proceeds from the exercise of stock options.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation and payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of April 30, 2024, accrued compensation and benefits of $40.7 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 8, Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 7, Operating Leases for more detailed information regarding timing of future lease payments, and Note 9, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments. There were no significant changes during the three months ended

April 30, 2024 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2024 Form 10-K.
Our stock repurchase program may also represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. Refer to Note 10, Stockholders' Equity—Stock Repurchase Program for further details.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2024 Form 10-K.
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
Interest Rate Risk
As of April 30, 2024, we had $1,146.6 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $789.9 million of marketable securities, consisting of treasury bills and U.S. government securities, agency bonds, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2024.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $28.1 million for the three months ended April 30, 2024. For the three months ended April 30, 2024, approximately 55% of our revenues and approximately 35% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $2.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure.
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2024.
Changes in Internal Control Over Financial Reporting
During the three months ended April 30, 2024, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 9, Commitments and Contingencies—Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2024 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2024 Form 10-K except as follows:
We are subject to numerous risks associated with the evolving market for products with AI capabilities.
The markets and use cases for products with AI capabilities have been rapidly evolving, are difficult to predict, and may impact demand for our products, our sales cycles, and the preferences of our customers and potential customers. The significant investments we have made to develop products and software to address what we believe will be increasing demand for AI capabilities may be insufficient, and we face significant hurdles, including whether demand will materialize, whether third-party software providers will develop functionality that allows their software to utilize the AI capabilities of our products, and whether we will be successful in developing products that can compete with offerings by established competitors.
We have invested in an early-stage global foundation model and agentic AI company and we may continue to invest in other potentially disruptive technologies in the future, through various vehicles such as equity or debt investments, joint ventures, or strategic partnerships. Such investments may not produce the expected results, may require more financial resources than anticipated, or may otherwise be unsuccessful, and the value of the investments may decline or our business may be adversely impacted.
Additionally, our use of AI technology in general may subject us to reputational, financial, legal, or regulatory risks. As we continue to incorporate AI technology into our products and services, any failures to address concerns relating to the responsible use of the evolving AI technology in our products and services may cause harm to our reputation or result in financial liability, and as such, may increase our costs to address or mitigate such risks and issues. AI technology may create ethical issues, generate defective algorithms, and present other risks that create challenges with respect to its adoption. In addition, evolving rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU and certain U.S. states, have already proposed or enacted laws governing AI. U.S. federal agencies are likely to release AI regulations in the near future in light of the Biden administration's October 30, 2023 Executive Order on AI.
The regulatory environment surrounding the impact of the implementation of AI on our products and services may adversely affect our ability to produce and export products, and as a result, may cause harm to our reputation and result in financial liability.
Delays or difficulties associated with the design, implementation, or post-implementation use of our new enterprise resource planning ("ERP") system could adversely impact our business, financial condition, and results of operations.
We rely on information systems, particularly ERP technology, to manage our business, summarize our operating and financial results, and provide timely information to our management. We are currently engaged in a multi-year implementation of a new ERP system. This implementation is a complex project with broad scope, in which we have invested and will continue to invest significant financial and human capital. Despite our efforts, we may experience delays, unexpected costs, or other difficulties as the implementation process continues. Further, although we plan to run our existing technology in parallel with the new ERP system for a period of time and to conduct extensive testing to ensure that the new ERP system is operating as intended, post-implementation disruptions to or difficulties in use of the new ERP could require us to incur additional costs, or could impair, among other things, our ability to record sales, process transactions, collect receivables, and produce timely and accurate historical and forecasted financial information, which could adversely impact our business, financial condition, and results of operations. Additionally, if the new ERP system does not ultimately operate as intended, the effectiveness of our internal control over financial reporting could be harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
There has been no material change in the planned uses of proceeds from our IPO from those disclosed in the 2024 Form 10-K.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended April 30, 2024 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1 - 29	673	$23.54	673	$381,657
March 1 - 31	265	$23.20	265	$375,515
April 1 - 30	—	$—	—	$375,515
Total	938		938
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
10.1†**	Advisory Agreement between UiPath, Inc. and Robert Enslin, executed May 28, 2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Indicates management contract or compensatory plan.
**	Certain information contained in this agreement has been omitted because it is the type that the registrant treats as private or confidential and/or is not material.
^	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: June 3, 2024	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer (Principal Financial Officer)