Form 10-Q
period 2024-07-31
UiPath, Inc.
filed 2024-09-06
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 3, 2024, the registrant had 467,504,776 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•our reliance on key personnel and our ability to attract, integrate, and retain highly-qualified personnel and execute management transitions, including our Chief Executive Officer ("CEO") transition;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2024	January 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$939,313	$1,061,678
Restricted cash	438	438
Marketable securities	804,061	818,145
Accounts receivable, net of allowance for credit losses of $2,164 and $1,119, respectively	267,706	436,296
Contract assets	101,107	84,197
Deferred contract acquisition costs	76,653	74,678
Prepaid expenses and other current assets	85,056	104,980
Total current assets	2,274,334	2,580,412
Contract assets, non-current	9,232	6,214
Deferred contract acquisition costs, non-current	146,564	154,317
Property and equipment, net	22,040	23,982
Operating lease right-of-use assets	71,033	56,072
Intangible assets, net	11,025	14,704
Goodwill	89,530	89,026
Deferred tax assets	3,763	4,678
Other assets, non-current	73,812	25,353
Total assets	$2,701,333	$2,954,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,910	$3,447
Accrued expenses and other current liabilities	82,640	83,997
Accrued compensation and employee benefits	77,444	137,442
Deferred revenue	462,509	486,805
Total current liabilities	632,503	711,691
Deferred revenue, non-current	150,346	161,027
Operating lease liabilities, non-current	78,166	58,713
Other liabilities, non-current	6,737	7,213
Total liabilities	867,752	938,644
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 501,162 and 492,660 shares issued; 478,058 and 486,820 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 23,104 and 5,840 shares, respectively	(322,047)	(102,615)
Additional paid-in capital	4,176,531	4,024,079
Accumulated other comprehensive income	8,105	8,825
Accumulated deficit	(2,029,014)	(1,914,181)
Total stockholders’ equity	1,833,581	2,016,114
Total liabilities and stockholders’ equity	$2,701,333	$2,954,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Licenses	$112,251	$119,300	$252,379	$253,339
Subscription services	194,673	159,999	379,804	306,351
Professional services and other	9,329	8,011	19,182	17,208
Total revenue	316,253	287,310	651,365	576,898
Cost of revenue:
Licenses	2,393	3,008	4,994	5,555
Subscription services	43,529	26,777	80,283	49,855
Professional services and other	17,398	19,202	33,368	37,244
Total cost of revenue	63,320	48,987	118,645	92,654
Gross profit	252,933	238,323	532,720	484,244
Operating expenses:
Sales and marketing	194,330	169,725	374,469	330,131
Research and development	98,433	86,606	184,036	161,948
General and administrative	63,519	59,577	127,029	116,161
Total operating expenses	356,282	315,908	685,534	608,240
Operating loss	(103,349)	(77,585)	(152,814)	(123,996)
Interest income	13,370	13,582	27,200	27,430
Other income, net	7,710	7,472	18,389	11,766
Loss before income taxes	(82,269)	(56,531)	(107,225)	(84,800)
Provision for income taxes	3,828	3,830	7,608	7,462
Net loss	$(86,097)	$(60,361)	$(114,833)	$(92,262)
Net loss per share, basic and diluted	$(0.15)	$(0.11)	$(0.20)	$(0.16)
Weighted-average shares used in computing net loss per share, basic and diluted	568,042	562,883	568,973	560,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(86,097)	$(60,361)	$(114,833)	$(92,262)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	482	(161)	(29)	(18)
Foreign currency translation adjustments	2,883	1,593	(691)	3,912
Other comprehensive income (loss), net	3,365	1,432	(720)	3,894
Comprehensive loss	$(82,732)	$(58,929)	$(115,553)	$(88,368)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donation of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A Common Stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004
Issuance of common stock upon exercise of stock options	727	—	—	—	—	—	331	—	—	331
Issuance of common stock upon settlement of restricted stock units	3,970	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,293)	—	—	—	—	—	(16,727)	—	—	(16,727)
Repurchase of Class A Common Stock	—	—	—	—	(16,326)	(197,427)	—	—	—	(197,427)
Issuance of common stock under employee stock purchase plan	865	—	—	—	—	—	8,824	—	—	8,824
Stock-based compensation	—	—	—	—	—	—	94,307	—	—	94,307
Other comprehensive income, net	—	—	—	—	—	—	—	3,365	—	3,365
Net loss	—	—	—	—	—	—	—	—	(86,097)	(86,097)
Balance as of July 31, 2024	501,162	$5	82,453	$1	(23,104)	$(322,047)	$4,176,531	$8,105	$(2,029,014)	$1,833,581

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	—	—	(25,697)	—	—	(25,697)
Charitable donations of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of Balance as of April 30, 2023	478,122	$5	82,453	$1	—	$—	$3,801,656	$10,074	$(1,856,199)	$1,955,537
Issuance of common stock upon exercise of stock options	1,824	—	—	—	—	—	2,717	—	—	2,717
Issuance of common stock upon settlement of restricted stock units	5,026	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,676)	—	—	—	—	—	(27,420)	—	—	(27,420)
Issuance of common stock under employee stock purchase plan	832	—	—	—	—	—	9,313	—	—	9,313
Stock-based compensation	—	—	—	—	—	—	102,148	—	—	102,148
Other comprehensive income, net	—	—	—	—	—	—	—	1,432	—	1,432
Net loss	—	—	—	—	—	—	—	—	(60,361)	(60,361)
Balance as of July 31, 2023	484,128	$5	82,453	$1	—	$—	$3,888,414	$11,506	$(1,916,560)	$1,983,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(114,833)	$(92,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,483	11,160
Amortization of deferred contract acquisition costs	39,392	31,229
Net amortization on marketable securities	(18,527)	(10,745)
Stock-based compensation expense	183,032	187,145
Charitable donation of Class A common stock	6,564	4,215
Non-cash operating lease expense	7,562	6,299
Provision for deferred income taxes	752	(57)
Other non-cash (credits) charges, net	(573)	965
Changes in operating assets and liabilities:
Accounts receivable	165,781	147,725
Contract assets	(19,773)	(9,455)
Deferred contract acquisition costs	(33,898)	(36,389)
Prepaid expenses and other assets	6,314	(6,679)
Accounts payable	6,774	(6,033)
Accrued expenses and other liabilities	7,018	(4,229)
Accrued compensation and employee benefits	(59,799)	(74,184)
Operating lease liabilities, net	(6,983)	(7,532)
Deferred revenue	(31,873)	(29,547)
Net cash provided by operating activities	146,413	111,626
Cash flows from investing activities
Purchases of marketable securities	(697,765)	(709,199)
Maturities of marketable securities	730,337	338,644
Purchases of property and equipment	(2,656)	(2,876)
Purchases of investments	(35,809)	—
Other investing, net	—	2,754
Net cash used in investing activities	(5,893)	(370,677)
Cash flows from financing activities
Repurchases of Class A common stock	(218,752)	—
Proceeds from exercise of stock options	643	3,904
Payments of tax withholdings on net settlement of equity awards	(45,949)	(52,832)
Net receipts (payments) of tax withholdings on sell-to-cover equity award transactions	99	(679)
Proceeds from employee stock purchase plan contributions	8,642	9,643
Payment of deferred consideration related to business acquisition	(5,570)	(5,863)
Net cash used in financing activities	(260,887)	(45,827)
Effect of exchange rate changes	(1,998)	(2,943)
Net decrease in cash, cash equivalents, and restricted cash	(122,365)	(307,821)
Cash, cash equivalents, and restricted cash - beginning of period	1,062,116	1,402,119
Cash, cash equivalents, and restricted cash - end of period	$939,751	$1,094,298
Supplemental disclosure of cash flow information
Cash paid for interest	$309	$413
Cash paid for income taxes	12,054	7,234
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	149	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	4,069	2,466
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2024 Form 10-K. There have been no significant changes to such policies during the six months ended July 31, 2024.
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
The results of operations for the six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future interim or annual period.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income, net in the condensed consolidated statements of operations. For the three months ended July 31, 2024 and 2023, we recognized foreign currency transaction losses of $(0.6) million and $(0.6) million, respectively. For the six months ended July 31, 2024 and 2023, we recognized foreign currency transaction gains (losses) of $2.2 million and $(1.4) million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2024 and January 31, 2024, 90% and 91%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2024 and 2023, no single customer accounted for 10% or more of our total revenue. As of July 31, 2024 and January 31, 2024, no single customer accounted for 10% or more of our accounts receivable.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended July 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$150,591	48%	$139,718	49%
Europe, Middle East, and Africa	97,989	31%	81,009	28%
Asia-Pacific (2)	67,673	21%	66,583	23%
Total revenue	$316,253	100%	$287,310	100%
(1)Revenue from the U.S. represented 43% and 44% of our total revenues for the three months ended July 31, 2024 and 2023, respectively.
(2)Revenue from Japan represented 9% and 10% of our total revenues for the three months ended July 31, 2024 and 2023, respectively.

	Six Months Ended July 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$303,702	47%	$263,170	46%
Europe, Middle East, and Africa	202,616	31%	177,940	31%
Asia-Pacific (2)	145,047	22%	135,788	23%
Total revenue	$651,365	100%	$576,898	100%
(1)Revenue from the U.S. represented 42% and 41% of our total revenues for the six months ended July 31, 2024 and 2023, respectively.
(2)Revenue from Japan represented 11% and 11% of our total revenues for the six months ended July 31, 2024 and 2023, respectively.
Deferred Revenue
During the six months ended July 31, 2024 and 2023, we recognized $309.0 million and $254.8 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services and other revenue not yet delivered. As of July 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,081.3 million, which consists of $612.9 million of billed consideration and $468.4 million of unbilled consideration. We expect to recognize 63% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $20.9 million and $17.1 million for the three months ended July 31, 2024, and 2023, respectively, and $39.4 million and $31.2 million for the six months ended July 31, 2024 and 2023, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,896	$—	$—	$3,896
Treasury bills and U.S. government securities(1)	684,481	23	(102)	684,402
Corporate bonds	93,974	—	(39)	93,935
Agency bonds	21,839	—	(11)	21,828
Total marketable securities	$804,190	$23	$(152)	$804,061
(1) Additional treasury bills with both amortized cost and estimated fair value of $29.9 million are included in cash and cash equivalents due to their original maturity of three months or less.

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	641,263	29	(100)	641,192
Corporate bonds	1,993	—	(2)	1,991
Agency bonds	174,990	—	(28)	174,962
Total marketable securities	$818,246	$29	$(130)	$818,145
As of July 31, 2024 and January 31, 2024, none of our marketable securities had remaining contractual maturities of one year or more.
As of July 31, 2024 and January 31, 2024, $3.6 million and $3.3 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of July 31, 2024 and January 31, 2024.
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
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of July 31, 2024 and January 31, 2024 (in thousands):

	As of July 31, 2024
	Level 1	Level 2	Level 3	Total
Money market	$407,805	$—	$—	$407,805
Treasury bills	29,886	—	—	29,886
Total cash equivalents	437,691	—	—	437,691
Commercial paper	—	3,896	—	3,896
Treasury bills and U.S. government securities	684,402	—	—	684,402
Corporate bonds	—	93,935	—	93,935
Agency bonds	21,828	—	—	21,828
Total marketable securities	706,230	97,831	—	804,061
Other investments carried at fair value	—	—	12,074	12,074
Total	$1,143,921	$97,831	$12,074	$1,253,826

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Money market	$509,053	$—	$—	$509,053
Total cash equivalents	509,053	—	—	509,053
Treasury bills and U.S. government securities	641,192	—	—	641,192
Corporate bonds	—	1,991	—	1,991
Agency bonds	174,962	—	—	174,962
Total marketable securities	816,154	1,991	—	818,145
Total	$1,325,207	$1,991	$—	$1,327,198
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper and corporate bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value, which consist of convertible bonds of private company H.AI (the "H company") purchased during the three months ended July 31, 2024, are classified as Level 3 because their valuation relies on significant unobservable inputs. None of our financial instruments were classified in the Level 3 category as of January 31, 2024.
6. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$28,954	$(19,793)	$9,161	2.5
Customer relationships	8,312	(7,181)	1,131	1.0
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(498)	733	6.7
Total	$38,768	$(27,743)	$11,025
Acquired intangible assets, net consisted of the following as of January 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$28,807	$(16,881)	$11,926	2.8
Customer relationships	8,266	(6,306)	1,960	1.3
Trade names and trademarks	272	(266)	6	0.2
Other intangibles	1,231	(419)	812	7.0
Total	$38,576	$(23,872)	$14,704
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $1.8 million and $2.2 million for the three months ended July 31, 2024 and 2023, respectively, and $3.8 million and $4.3 million for the six months ended July 31, 2024 and 2023, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Expected future amortization expense related to intangible assets was as follows as of July 31, 2024 (in thousands):

Amount
Remainder of year ending January 31, 2025	$2,925
Year ending January 31,
2026	4,142
2027	2,478
2028	1,178
2029	101
Thereafter	201
Total	$11,025
Goodwill
Changes in the carrying amount of goodwill during the six months ended July 31, 2024 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$89,026
Effect of foreign currency translation	504
Balance as of July 31, 2024	$89,530
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
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating lease cost	$4,086	$3,228	$7,562	$6,299
Short-term lease cost	1,024	1,320	2,147	2,620
Variable lease cost	411	525	934	1,146
Sublease income (1)	—	(533)	—	(1,065)
Total	$5,521	$4,540	$10,643	$9,000
(1) Included in other income, net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	July 31, 2024	January 31, 2024
Weighted-average remaining lease term (years)	10.4	10.7
Weighted-average discount rate	7.7%	7.1%

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2024 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$2,369
Year ending January 31,
2026	14,504
2027	14,367
2028	12,979
2029	9,661
Thereafter	65,646
Total operating lease payments	119,526
Less: imputed interest	(36,922)
Total operating lease liabilities	$82,604
As of July 31, 2024, we had non-cancellable commitments in the amount of $0.8 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $4.4 million and $8.4 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively.
Supplemental cash flow information related to leases for the three and six months ended July 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,665	$3,545	$7,318	$6,160
Operating lease ROU assets obtained in exchange for new operating lease liabilities	12,748	2,688	19,792	4,681
8. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2024	January 31, 2024
Prepaid expenses and service credits	$59,363	$87,781
Other current assets	25,693	17,199
Prepaid expenses and other current assets	$85,056	$104,980

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2024	January 31, 2024
Computers and equipment	$23,976	$23,767
Leasehold improvements	26,262	21,756
Furniture and fixtures	6,931	6,640
Construction in progress	1,727	4,560
Other	644	632
Property and equipment, gross	59,540	57,355
Less: accumulated depreciation	(37,500)	(33,373)
Property and equipment, net	$22,040	$23,982
Depreciation expense for the three months ended July 31, 2024 and 2023 was $2.3 million and $2.8 million, respectively. Depreciation expense for the six months ended July 31, 2024 and 2023 was $4.6 million and $5.8 million, respectively.
Other Assets, Non-Current
As of July 31, 2024 and January 31, 2024, other assets, non-current included $25.4 million and $1.5 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of July 31, 2024, other assets, non-current also included $12.1 million related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2024	January 31, 2024
Accrued expenses	$34,700	$18,458
Withholding tax from employee equity transactions	4,100	3,277
Employee stock purchase plan withholdings	3,408	3,618
Payroll taxes and other benefits payable	7,898	3,888
Income taxes payable	7,406	7,140
Value-added taxes payable	655	6,480
Operating lease liabilities, current	4,438	8,357
Loan note related to fiscal year 2023 acquisition of Re:Infer LTD (paid July 29, 2024)	—	5,570
Rebates payable to partners	7,817	7,289
Other	12,218	19,920
Accrued expenses and other current liabilities	$82,640	$83,997

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Commitments and Contingencies
Letters of Credit
We had a total of $2.8 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2024 and January 31, 2024, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2026.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2024 and January 31, 2024, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Workforce Restructuring
On July 8, 2024, our board of directors approved restructuring actions to manage our operating expenses. These changes reflect efforts to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on artificial intelligence ("AI") and driving innovation across our platform.
For the six months ended July 31, 2024, we incurred $12.6 million of expense associated with employee termination benefits in connection with these restructuring actions.
The following table shows the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of July 31, 2024 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2024(1)	$335
Restructuring costs incurred during the six months ended July 31, 2024	12,612
Amount paid during the six months ended July 31, 2024	(2,762)
Accrued restructuring costs as of July 31, 2024	$10,185
(1) Opening balance relates to our fiscal 2023 workforce restructuring actions, which were concluded during the second quarter of fiscal year 2024.
The following table shows the total restructuring costs incurred during the six months ended July 31, 2024 (in thousands):

Employee Termination Benefits
Cost of subscription services revenue	$318
Cost of professional services and other revenue	126
Sales and marketing	7,971
Research and development	1,681
General and administrative	2,516
Total	$12,612
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $4.0 million and $3.5 million for the three months ended July 31, 2024 and 2023, respectively, and $10.2 million and $9.1 million for the six months ended July 31, 2024 and 2023, respectively.
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
UiPath and certain of its officers and directors are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines, and Chief Financial Officer ("CFO") Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The initial complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and alleged that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. On January

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
26, 2024, the lead plaintiff in the 2023 Securities Action filed an amended complaint, and on March 26, 2024, filed a further amended complaint, which alleges Securities Act claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The operative complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. Defendants moved to dismiss the second amended complaint on April 23, 2024. The Court has not yet ruled on defendants' motion.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware and in the Southern District of New York (together with Polilingua Limited v. Daniel Dines, et al, the "Derivative Litigations"). The Derivative Litigations are at an early stage; in each case the matter has been stayed, pending the outcome of the Court's decision on the defendants' motion to dismiss the 2023 Securities Action.
On June 20, 2024, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case is captioned Steiner v. UiPath, et al (the "2024 Securities Action"). The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock between December 1, 2023 and May 29, 2024, and alleges that defendants made material misstatements and omissions, including regarding the Company's AI-powered Business Automation Platform and the Company's strategy for, the success of, and customer demand for the platform. The complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate. On August 6, 2024, a second putative class action was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case is captioned Brunozzi v. UiPath, et al. The allegations in the complaint are identical to those made in Steiner v. UiPath et al. except that the Brunozzi complaint defines the putative class to include purchasers of UiPath call options and sellers of put options. On August 19, 2024, two motions to appoint lead counsel and lead plaintiff and to consolidate the Steiner and Brunozzi actions were filed in the 2024 Securities Action. The Court has not yet ruled on these motions.
On July 8, 2024, a purported shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, as nominal defendant, CEO Daniel Dines, former CEO Robert Enslin, CFO Ashim Gupta, and UiPath's board of directors. The case is captioned Gera v. UiPath, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements made during the time period at issue in the 2024 Securities Action, and by allegedly causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys' fees and certain changes to UiPath's corporate governance and internal controls. The matter has been stayed pending further action in the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of July 31, 2024, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Matters

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Our indirect tax positions are subject to audit in multiple jurisdictions globally, with a key focus on our largest operational territories, including the U.S., Romania, India, and the U.K. Our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the three months ended April 30, 2024. With regard to the value-added tax audit, an assessment has been issued; we disagree with this assessment and are in the process of appealing. We have not recorded any reserves related to this audit as of July 31, 2024 as it is not probable that a material loss has been incurred. For additional information regarding the corporate income tax audit, refer to Note 12, Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners.
As of July 31, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$21,764
Year ending January 31,
2026	49,559
2027	25,807
2028	8,474
2029	17
Thereafter	1
Total	$105,622
10. Stockholders’ Equity
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization was scheduled to expire on March 1, 2025.
During the three and six months ended July 31, 2024, we repurchased 16.3 million and 17.3 million shares of our Class A common stock at an average price of $12.05 and $12.67 per share (inclusive of brokerage commission), respectively. For the three and six months ended July 31, 2024, we accrued $0.7 million of related excise tax pursuant to the Inflation Reduction Act of 2022 which is included in the cost of treasury stock on our condensed consolidated balance sheet.
Subsequent to July 31, 2024, between August 1, 2024 and September 3, 2024, we repurchased an additional 10.7 million shares of our Class A common stock at an average price of $11.67 per share. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. Refer to Note 14, Subsequent Events for further information.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the six-month periods ended July 31, 2024 and 2023 to a donor-advised fund in connection with our

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $6.6 million and $4.2 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the six months ended July 31, 2024 and 2023, respectively.
Accumulated Other Comprehensive Income
For the six months ended July 31, 2024 and 2023, changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss, net of tax	(691)	(29)	(720)
Balance as of July 31, 2024	$8,234	$(129)	$8,105

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income (loss), net of tax	3,912	(18)	3,894
Balance as of July 31, 2023	$12,143	$(637)	$11,506
11. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units, and other forms of awards. As of July 31, 2024, we have reserved 202.2 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of July 31, 2024, the ESPP authorizes the issuance of 27.2 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the six months ended July 31, 2024 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,080	$3.49	7.8	$216,010
Granted	1,876	$0.10
Exercised	(2,153)	$0.30
Forfeited	(888)	$14.73
Outstanding as of July 31, 2024	9,915	$2.53	7.8	$99,333

Vested and exercisable as of July 31, 2024	4,630	$5.31	6.6	$35,540
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2024 was $20.47 per share. The intrinsic value of stock options exercised during the six months ended July 31, 2024 was $40.9 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2024 was approximately $101.7 million, which is to be recognized over a weighted-average remaining period of 2.1 years.
Restricted Stock Units
RSU activity during the six months ended July 31, 2024 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	31,272	$19.89
Granted	12,094	$19.79
Vested	(7,814)	$21.38
Forfeited	(6,391)	$18.97
Unvested as of July 31, 2024	29,161	$19.65
The fair value of RSUs released during the six months ended July 31, 2024 was $138.5 million.
As of July 31, 2024, total unrecognized compensation expense related to unvested RSUs was approximately $531.5 million, which is to be recognized over a weighted-average remaining period of 2.2 years.
Employee Stock Purchase Plan Awards
During the six months ended July 31, 2024, 0.9 million shares were purchased under the ESPP at $10.21 per share. As of July 31, 2024, total unrecognized compensation expense related to the ESPP was approximately $2.4 million, which is to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer LTD on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
July 31, 2024, total unrecognized compensation expense related to these shares was $2.5 million, which is to be recognized over a weighted-average remaining period of 1.0 year.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of subscription services revenue	$5,284	$3,809	$9,560	$6,987
Cost of professional services and other revenue	3,015	3,083	5,485	5,782
Sales and marketing	37,473	39,007	73,689	72,130
Research and development	32,654	33,071	61,796	57,844
General and administrative	15,879	23,127	32,502	44,402
Total	$94,305	$102,097	$183,032	$187,145
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
We had a provision for income taxes of $3.8 million, reflecting an effective tax rate of (4.7)%, and $3.8 million, reflecting an effective tax rate of (6.8)%, for the three months ended July 31, 2024 and 2023, respectively. For the three months ended July 31, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets ("DTAs") for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
We had a provision for income taxes of $7.6 million, reflecting an effective tax rate of (7.1)%, and $7.5 million, reflecting an effective tax rate of (8.8)%, for the six months ended July 31, 2024 and 2023, respectively. For the six months ended July 31, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing DTAs for losses due to a full valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended July 31, 2024, we believe it is more likely than not that the tax benefits of DTAs associated with the U.S., Romania, and the U.K. will not be realized. Accordingly, we have recorded a full valuation allowance against U.S., Romania, and U.K. DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of July 31, 2024, we had gross unrecognized tax benefits totaling $2.3 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. Our tax positions are subject to income tax audits in multiple tax jurisdictions globally, with a currently open audit in India, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. Our Romanian subsidiary was subjected to a corporate income tax audit by ANAF for the period from January 2018 through January 2022, which was completed during the three months ended April 30, 2024. Certain deductions have been disallowed, resulting in a proposed reduction of net operating loss carryforwards of approximately $66.7 million. We are in the process of appealing this disallowance. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. These negotiations are still underway and the authorities are in the process of

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
determining the cost sharing allocations between the respective countries. At this time, we do not expect any significant changes in the next fiscal quarter based on the current positions undertaken by us.
In 2023, Romania adopted an alternative minimum tax that is applicable to all corporate taxpayers, including those reporting a net loss, for tax years commencing after January 1, 2024. As this tax is based on gross receipts, associated expense is included in operating expenses in our condensed consolidated statements of operations, and is not accounted for as income taxes.
13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(73,600)	$(12,497)	$(51,519)	$(8,842)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	485,589	82,453	480,430	82,453
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.11)	$(0.11)

	Six Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(98,192)	$(16,641)	$(78,688)	$(13,574)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	486,520	82,453	477,969	82,453
Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.16)	$(0.16)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	33,472	—	40,122	—
Outstanding stock options	10,582	—	14,206	—
Shares subject to repurchase from RSAs and early exercised stock options	16	—	53	—
Shares issuable under ESPP	833	—	680	—
Returnable shares issued in connection with business acquisition	269	—	422	—
Total	45,172	—	55,483	—

	Six Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	32,858	—	38,760	—
Outstanding stock options	10,762	—	14,047	—
Shares subject to repurchase from RSAs and early exercised stock options	22	—	58	—
Shares issuable under ESPP	762	—	787	—
Returnable shares issued in connection with business acquisition	272	—	425	—
Total	44,676	—	54,077	—
14. Subsequent Events
On August 30, 2024, our board of directors authorized an additional $500.0 million of repurchases of our outstanding shares of Class A common stock under the stock repurchase program. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date.

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

Business Highlights for the Three and Six Months Ended July 31, 2024:
•Quarter-to-date revenue of $316.3 million increased 10% year-over-year.
•Year-to-date revenue of $651.4 million increase 13% year-over-year.
•ARR at July 31, 2024 of $1,550.6 million increased 19% year-over-year.
•Gross margin was 80% for the three months ended July 31, 2024, compared to 83% for the three months ended July 31, 2023.
•Gross margin was 82% for the six months ended July 31, 2024, compared to 84% for the six months ended July 31, 2023.
•Cash flow from operations was $146.4 million for the six months ended July 31, 2024, compared to $111.6 million for the six months ended July 31, 2023.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,743.8 million as of July 31, 2024, compared to $1,880.3 million as of January 31, 2024.

Macroeconomic Environment
As a corporation with a global presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the impact of changes in geopolitical relationships, fluctuating inflation and interest rates, monetary policy changes, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers, prospective customers, and partners.
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

Fiscal Year 2025 Restructuring Actions
On July 8, 2024, our board of directors approved restructuring actions to manage our operating expenses. These changes reflect efforts to reshape the organization by streamlining our structure, particularly in operational and corporate functions, better prioritizing our go-to-market investments and focusing our research and development investments on artificial intelligence and driving innovation across our platform. Refer to Note 9, Commitments and Contingencies—Workforce Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Key Performance Metric
We monitor annualized renewal run-rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support, and does not reflect any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves, for example those for credit losses or disputed amounts. At July 31, 2024 and 2023, our ARR was $1,550.6 million and $1,307.9 million, respectively, representing a growth rate of 19%. Approximately 17% of this growth was due to new customers and 83% to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 115% and 121% as of July 31, 2024 and 2023, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our GAAP revenue and ARR calculations. Generally speaking, our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement and divides that amount by the invoice term and multiplies by 365 days to derive the annualized value. In contrast, for our revenue calculated in accordance with GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and software-as-a-service ("SaaS") revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, revenue is impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced upfront, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract assuming no reserve is applied, whereas revenue is determined by total contract value and timing of satisfaction of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

A summary of ARR-related data at July 31, 2024 and 2023 is as follows:

	At July 31,
	2024	2023
	(dollars in thousands)
ARR	$1,550,605	$1,307,904
Incremental ARR (1)	242,701	264,618

Customers with ARR ≥ $1 million:
Number of customers	293	254
Percent of current period revenue	43%	43%
Customers with ARR ≥ $100 thousand:
Number of customers	2,163	1,930
Percent of current period revenue	83%	81%

Dollar-based net retention rate	115%	121%
(1) For the twelve months ended July 31, 2024 and 2023, respectively
Components of Results of Operations
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

Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, depreciation, and allocated overhead. Overhead is allocated based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to continue to increase in absolute dollars for the foreseeable future as our SaaS business grows. In the future, we expect further expansion of our cloud-based deployments. As more of our customer base deploys our products via SaaS, we expect our gross margin to be impacted by increased hosting fees and cloud infrastructure costs.
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

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
Licenses	$112,251	$119,300	$252,379	$253,339
Subscription services	194,673	159,999	379,804	306,351
Professional services and other	9,329	8,011	19,182	17,208
Total revenue	316,253	287,310	651,365	576,898
Cost of revenue:
Licenses (1)	2,393	3,008	4,994	5,555
Subscription services (1)(2)(3)(4)	43,529	26,777	80,283	49,855
Professional services and other (2)(3)(4)	17,398	19,202	33,368	37,244
Total cost of revenue	63,320	48,987	118,645	92,654
Gross profit	252,933	238,323	532,720	484,244
Operating expenses:
Sales and marketing (1)(2)(3)(4)	194,330	169,725	374,469	330,131
Research and development (2)(3)(4)	98,433	86,606	184,036	161,948
General and administrative (1)(2)(3)(4)	63,519	59,577	127,029	116,161
Total operating expenses	356,282	315,908	685,534	608,240
Operating loss	(103,349)	(77,585)	(152,814)	(123,996)
Interest income	13,370	13,582	27,200	27,430
Other income, net	7,710	7,472	18,389	11,766
Loss before income taxes	(82,269)	(56,531)	(107,225)	(84,800)
Provision for income taxes	3,828	3,830	7,608	7,462
Net loss	$(86,097)	$(60,361)	$(114,833)	$(92,262)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$819	$851	$1,663	$1,687
Cost of subscription services revenue	595	594	1,188	1,178
Sales and marketing	298	681	850	1,352
General and administrative	39	41	78	82
Total amortization of acquired intangible assets	$1,751	$2,167	$3,779	$4,299

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$5,284	$3,809	$9,560	$6,987
Cost of professional services and other revenue	3,015	3,083	5,485	5,782
Sales and marketing	37,473	39,007	73,689	72,130
Research and development	32,654	33,071	61,796	57,844
General and administrative	15,879	23,127	32,502	44,402
Total stock-based compensation expense	$94,305	$102,097	$183,032	$187,145

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$68	$85	$245	$175
Cost of professional services and other revenue	27	68	93	139
Sales and marketing	577	501	1,800	1,725
Research and development	288	584	918	1,185
General and administrative	175	491	590	869
Total employer payroll tax expense related to equity transactions	$1,135	$1,729	$3,646	$4,093

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$318	$167	$318	$167
Cost of professional services and other revenue	126	—	126	—
Sales and marketing	7,971	1,087	7,971	$1,316
Research and development	1,681	109	1,681	394
General and administrative	2,516	354	2,516	729
Total restructuring expense	$12,612	$1,717	$12,612	$2,606

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	35%	41%	39%	44%
Subscription services	62%	56%	58%	53%
Professional services and other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	14%	9%	12%	9%
Professional services and other	5%	7%	5%	6%
Total cost of revenue	20%	17%	18%	16%
Gross profit	80%	83%	82%	84%
Operating expenses:
Sales and marketing	62%	59%	57%	57%
Research and development	31%	30%	28%	28%
General and administrative	20%	21%	20%	20%
Total operating expenses	113%	110%	105%	105%
Operating loss	(33)%	(27)%	(23)%	(21)%
Interest income	4%	4%	4%	4%
Other income, net	3%	3%	3%	2%
Loss before income taxes	(26)%	(20)%	(16)%	(15)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(27)%	(21)%	(17)%	(16)%

Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$112,251	$119,300	$(7,049)	(6)%
Subscription services	194,673	159,999	34,674	22%
Professional services and other	9,329	8,011	1,318	16%
Total revenue	$316,253	$287,310	$28,943	10%
Total revenue increased by $28.9 million, or 10%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, due to a $34.7 million increase in subscription services revenue and a $1.3 million increase in professional services and other revenue, partially offset by a $7.0 million decrease in licenses revenue related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, total revenue grew across all regions. Of the growth in total revenue, 37% was attributable to new customers and 63% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$2,393	$3,008	$(615)	(20)%
Subscription services	43,529	26,777	16,752	63%
Professional services and other	17,398	19,202	(1,804)	(9)%
Total cost of revenue	$63,320	$48,987	$14,333	29%
Gross margin	80%	83%

Total cost of revenue increased by $14.3 million, or 29%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to a $16.8 million increase in cost of subscription services revenue. The increase in cost of subscription services revenue was primarily driven by a $6.5 million increase in personnel-related expenses, which included a $4.3 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $1.5 million increase in stock-based compensation expense, and a $0.9 million aggregate increase in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by a $6.3 million increase in hosting and software services costs as a result of increased usage, and a $2.8 million increase in costs associated with the use of third-party vendors.
Our gross margin decreased to 80% for the three months ended July 31, 2024 compared to 83% for the three months ended July 31, 2023 due to the aforementioned increase in cost of subscription services revenue driven by increased personnel and hosting costs.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Sales and marketing	$194,330	$169,725	$24,605	14%
Percentage of revenue	62%	59%
Sales and marketing expense increased by $24.6 million, or 14%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily attributable to a $16.8 million increase in personnel-related expenses, which included a $6.9 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, a $6.8 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $2.4 million increase in general employee severance, a $1.3 million increase in employee insurance and other employee benefits costs, and a $1.0 million increase in employer payroll taxes, partially offset by a $1.5 million decrease in stock-based compensation expense. Sales and marketing expense was also impacted by a $7.4 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs and a $0.9 million increase in travel expenses mainly related to marketing events.
Research and Development

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Research and development	$98,433	$86,606	$11,827	14%
Percentage of revenue	31%	30%
Research and development expense increased by $11.8 million, or 14%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily attributable to a $5.7 million increase in hosting and software services costs. Research and development expense was also impacted by a $5.5 million increase in personnel-related expenses, which included a $4.3 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases and a $1.6 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, partially offset by a $0.4 million decrease in stock-based compensation expense.
General and Administrative

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
General and administrative	$63,519	$59,577	$3,942	7%
Percentage of revenue	20%	21%
General and administrative expense increased by $3.9 million, or 7%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily attributable to a $3.0 million increase in software service expenses, a $2.9 million increase in third-party consulting fees, and a $2.4 million increase in other taxes. These increases were partially offset by a $4.1 million decrease in personnel-related expenses, which included a $7.2 million decrease in stock-based compensation, partially offset by a $2.3 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions.
Interest Income

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Interest income	$13,370	$13,582	$(212)	(2)%
Percentage of revenue	4%	4%
Interest income remained relatively constant for the three months ended July 31, 2024 compared to the three months ended July 31, 2023.
Other Income, Net

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Other income, net	$7,710	$7,472	$238	3%
Percentage of revenue	3%	3%

Other income, net remained relatively constant for the three months ended July 31, 2024 compared to the three months ended July 31, 2023.
Provision For Income Taxes

	Three Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Provision for income taxes	$3,828	$3,830	$(2)	—%
Percentage of revenue	1%	1%
Provision for income taxes remained relatively constant for the three months ended July 31, 2024 compared to the three months ended July 31, 2023.
Comparison of the Six Months Ended July 31, 2024 and July 31, 2023
Revenue

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$252,379	$253,339	$(960)	—%
Subscription services	379,804	306,351	73,453	24%
Professional services and other	19,182	17,208	1,974	11%
Total revenue	$651,365	$576,898	$74,467	13%
Total revenue increased by $74.5 million, or 13%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to a $73.5 million increase in subscription services revenue, related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 27% was attributable to new customers and 73% was attributable to existing customers. Of the growth in total revenue attributable to existing customers, $8.0 million resulted from contract modifications wherein the revenue recognized originated from our existing balance of remaining performance obligations. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$4,994	$5,555	$(561)	(10)%
Subscription services	80,283	49,855	30,428	61%
Professional services and other	33,368	37,244	(3,876)	(10)%
Total cost of revenue	$118,645	$92,654	$25,991	28%
Gross margin	82%	84%
Total cost of revenue increased by $26.0 million, or 28%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to a $30.4 million increase in cost of subscription services revenue, partially offset by a $3.9 million decrease in cost of professional services revenue. The increase in cost of subscription services revenue was primarily driven by a $12.8 million increase in personnel-related expenses, which included an $8.8 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $2.6 million increase in stock-based compensation expense, and a $1.9 million aggregate increase in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by an $11.1 million increase in hosting and software services costs as a result of increased usage and a $5.1 million increase in costs associated with the use of third-party vendors. The decrease in cost of professional services and other revenue was primarily driven by a $3.3 million decrease in personnel-related expenses, which included a $2.1 million decrease in salary-related and bonus expenses, a $0.3 million decrease in stock-based compensation expense, and a $0.5 million aggregate decrease in employee insurance costs and employer payroll taxes. Cost of professional services and other revenue was also impacted by a $0.6 million decrease in costs associated with the use of third-party subcontractors to deliver professional services to our customers.
Our gross margin decreased to 82% for the six months ended July 31, 2024 compared to 84% for the six months ended July 31, 2023 due to decrease in the proportion of higher-margin licenses revenue and increase in cost of subscription services revenue driven by increased personnel and hosting costs.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Sales and marketing	$374,469	$330,131	$44,338	13%
Percentage of revenue	57%	57%
Sales and marketing expense increased by $44.3 million, or 13%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This increase was primarily attributable to a $29.5 million increase in personnel-related expenses, which included a $16.1 million increase in salary-related and bonus expenses as a result of both increased headcount and merit increases, a $6.7 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, a $2.1 million increase in payroll taxes, a $1.6 million increase in stock-based compensation expense, and a $1.5 million increase in general employee severance. Sales and marketing expense was also impacted by a $12.6 million increase in sales commission expenses as a result of higher amortization of capitalized contract acquisition costs and a $3.8 million aggregate increase in marketing and travel-related expenses mainly related to marketing events. These increases were partially offset by a $1.3 million decrease in depreciation and amortization expense.
Research and Development

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Research and development	$184,036	$161,948	$22,088	14%
Percentage of revenue	28%	28%
Research and development expense increased by $22.1 million, or 14%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase was primarily attributable to an $11.1 million increase in third-party software services and hosting costs as a result of increased usage. Research and development expense was also impacted by a $10.2 million increase in personnel-related expenses, which included a $4.5 million increase in salary-related expenses associated with both increased headcount and merit increases, a $4.0 million increase in stock-based compensation expense, a $1.3 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, and a $0.5 million increase in general employee severance.
General and Administrative

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
General and administrative	$127,029	$116,161	$10,868	9%
Percentage of revenue	20%	20%
General and administrative expense increased by $10.9 million, or 9%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This increase was primarily attributable to an $8.0 million increase in software service expenses, a $3.3 million increase in other taxes, a $3.2 million increase in third-party consulting fees, a $2.4 million increase due to a credit loss recovery recorded in the prior comparable period, a $2.3 million increase in charitable donations mainly driven by the increased fair value of our Class A common shares contributed to a donor-advised fund in the current year. These increases were partially offset by a $7.1 million decrease in personnel-related expenses, which included an $11.9 million decrease in stock-based compensation expense partially offset by a $2.1 million increase in employee insurance costs and a $1.8 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, as well as a $2.3 million decrease in commercial insurance costs.
Interest Income

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Interest income	$27,200	$27,430	$(230)	(1)%
Percentage of revenue	4%	4%
Interest income remained relatively constant for the six months ended July 31, 2024 compared to the six months ended July 31, 2023.
Other Income, Net

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Other income, net	$18,389	$11,766	$6,623	56%
Percentage of revenue	3%	2%
Other income, net increased by $6.6 million, or 56%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to a $6.5 million net increase in amortization on marketable securities and cash equivalents and a $3.3 million increase in gains from foreign currency transactions, partially offset by $2.1 million of legal expense related to shareholder litigation and a $1.1 million decrease in sublease income.
Provision For Income Taxes

	Six Months Ended July 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Provision for income taxes	$7,608	$7,462	$146	2%
Percentage of revenue	1%	1%
Provision for income taxes and effective tax rate remained relatively constant for the six months ended July 31, 2024 compared to the six months ended July 31, 2023.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, repurchase shares of our Class A common stock. As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,743.4 million, and we had an accumulated deficit of $2,029.0 million. During the six months ended July 31, 2024, we reported a net loss of $114.8 million and net cash provided by operating activities of $146.4 million.
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
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Refer to Note 10, Stockholders' Equity—Stock Repurchase Program for further details. On August 30, 2024 our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. Refer to Note 14, Subsequent Events for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities (1)	$146,413	$111,626
Net cash used in investing activities	$(5,893)	$(370,677)
Net cash used in financing activities	$(260,887)	$(45,827)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(3,267)	$(4,830)
Net receipts (payments) of employee tax withholdings on stock option exercises	$9	$(924)
Cash paid for restructuring costs	$(2,762)	$(4,792)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the six months ended July 31, 2024 of $146.4 million was driven by cash collections from our customers, which were approximately 12% higher than during the six months ended July 31, 2023. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments for professional services, software, and office rent.
Net cash provided by operating activities for the six months ended July 31, 2023 of $111.6 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our fiscal 2023 workforce restructuring, which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2024 of $5.9 million was primarily driven by $697.8 million in purchases of marketable securities and a $35.8 million investment in the H company, partially offset by $730.3 million in maturities of marketable securities.
Net cash used in investing activities for the six months ended July 31, 2023 of $370.7 million was primarily driven by $709.2 million in purchases of marketable securities and $2.9 million in capital expenditures, partially offset by $338.6 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities for the six months ended July 31, 2024 of $260.9 million was primarily driven by $218.8 million in repurchases of Class A common stock under our stock repurchase program, $45.9 million in payments of tax withholdings on net settlement of equity awards, and $5.6 million in deferred cash consideration paid on the second anniversary of the acquisition of Re:infer LTD, partially offset by $8.6 million in proceeds from ESPP contributions.
Net cash used in financing activities for the six months ended July 31, 2023 of $45.8 million was driven by $52.8 million in payments of tax withholdings on the net settlement of equity awards, $5.9 million in deferred cash consideration paid on the first anniversary of the acquisition of Re:infer LTD, and $0.7 million in net payments of tax withholdings on sell-to-cover equity award transactions, partially offset by $9.6 million in proceeds from ESPP contributions and $3.9 million in proceeds from the exercise of stock options.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, and employee termination benefits related to our fiscal year 2025 restructuring actions, and material contractual obligations, including leases and purchase commitments.
As of July 31, 2024, accrued compensation and benefits of $77.4 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 8, Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 7, Operating Leases for more detailed information regarding timing of future lease payments, and Note 9, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments. There were no significant changes during the six months ended July 31, 2024 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2024 Form 10-K.
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
Interest Rate Risk
As of July 31, 2024, we had $939.3 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $804.1 million of marketable securities, consisting of treasury bills and U.S. government securities, corporate bonds, agency bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the six months ended July 31, 2024.

Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income, net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $25.8 million for the six months ended July 31, 2024. For the six months ended July 31, 2024, approximately 54% of our revenues and approximately 36% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $2.2 million.
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2024.
Changes in Internal Control Over Financial Reporting
During the three months ended July 31, 2024, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2024 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition, and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2024 Form 10-K except as follows:
We are subject to numerous risks associated with the evolving market for products with AI capabilities.
The markets and use cases for products with AI capabilities have been rapidly evolving, are difficult to predict, and may impact demand for our products, our sales cycles, our ability to forecast results from sales of these products, and the preferences of our customers and potential customers. The significant investments we have made to develop products and software to address what we believe will be increasing demand for AI capabilities may be insufficient, and we face significant hurdles, including whether demand will materialize, whether third-party software providers will develop functionality that allows their software to utilize the AI capabilities of our products, and whether we will be successful in developing, pricing, and packaging products that can compete with offerings by established competitors.
We have invested in an early-stage global foundation model and agentic AI company and we may continue to invest in other potentially disruptive technologies in the future, through various vehicles such as equity or debt investments, joint ventures, or strategic partnerships. Such investments may not produce the expected results, may require more financial resources than anticipated, or may otherwise be unsuccessful, and the value of the investments may decline or be impaired, or our business may be adversely impacted.
Additionally, our use of AI technology in general may subject us to reputational, financial, legal, or regulatory risks. As we continue to incorporate AI technology into our products and services, any failures to address concerns relating to the responsible use of the evolving AI technology in our products and services may cause harm to our reputation or result in financial liability, and as such, may increase our costs to address or mitigate such risks and issues. AI technology may create ethical issues, generate defective algorithms, and present other risks that create challenges with respect to its adoption. In addition, evolving rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU and certain U.S. states, have already proposed or enacted laws governing the development and use of AI, such as the EU's AI Act. U.S. federal agencies are likely to release AI regulations in the near future in light of the Biden administration's October 30, 2023 Executive Order on AI. We expect other jurisdictions will adopt similar laws.
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
From time to time, we have undertaken and may continue to undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, we initiated a restructuring plan in July 2024. This follows an earlier restructuring plan we initiated in fiscal year 2023 that was completed during the second quarter of fiscal year 2024. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, or a negative impact on employee morale and productivity or our ability to attract highly skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
There has been no material change in the planned uses of proceeds from our IPO from those disclosed in the 2024 Form 10-K.

Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended July 31, 2024 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
May 1 - 31	—	$—	—	$375,515
June 1 - 30	9,714	$11.79	9,714	$260,957
July 1 - 31	6,612	$12.38	6,612	$179,095
Total	16,326		16,326
(1) Excludes brokerage commission and 1% excise tax accrued pursuant to the Inflation Reduction Act of 2022.
(2) On September 1, 2023, our board of directors authorized a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. This authorization was scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized an additional $500.0 million of repurchases under the stock repurchase program. As a result of this increase, $554.4 million remained available for repurchases as of August 30, 2024. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended July 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On June 6, 2024, Hitesh Ramani, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell 100,000 shares of our Class A common stock through April 15, 2025.
•On June 11, 2024, Brad Brubaker, our Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 124,975 shares of our Class A common stock through April 30, 2025, subject to limit prices.
•On June 14, 2024, Ashim Gupta, our CFO, and a family trust adopted a trading plan and to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 659,298 shares of our Class A common stock through January 7, 2025, including up to 289,456 shares of our Class A common stock subject to RSUs previously granted to Mr. Gupta that will vest and be released to Mr. Gupta on or prior to January 1, 2025, subject to limit prices. The actual number of shares underlying 289,456 RSUs that will be released to Mr. Gupta and sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

Item 6. Exhibits.

Exhibit Number	Description
10.1†**
Advisory Agreement between UiPath, Inc. and Robert Enslin, executed May 28, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2024, filed with the SEC on June 3, 2024).

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

UiPath, Inc.

Date: September 6, 2024	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)