Form 10-Q
period 2024-10-31
UiPath, Inc.
filed 2024-12-09
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 4, 2024, the registrant had 467,146,181 shares of Class A common stock and 82,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•the ability of the UiPath Platform™ to satisfy and adapt to customer demands and our ability to increase its adoption;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	October 31, 2024	January 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$773,630	$1,061,678
Restricted cash	438	438
Marketable securities	795,411	818,145
Accounts receivable, net of allowance for credit losses of $2,238 and $1,119, respectively	336,137	436,296
Contract assets	109,918	84,197
Deferred contract acquisition costs	79,644	74,678
Prepaid expenses and other current assets	81,300	104,980
Total current assets	2,176,478	2,580,412
Marketable securities, non-current	34,397	—
Contract assets, non-current	12,618	6,214
Deferred contract acquisition costs, non-current	145,968	154,317
Property and equipment, net	25,132	23,982
Operating lease right-of-use assets	69,598	56,072
Intangible assets, net	9,331	14,704
Goodwill	89,864	89,026
Deferred tax assets	27,990	4,678
Other assets, non-current	71,915	25,353
Total assets	$2,663,291	$2,954,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,426	$3,447
Accrued expenses and other current liabilities	93,883	83,997
Accrued compensation and employee benefits	88,794	137,442
Deferred revenue	494,370	486,805
Total current liabilities	695,473	711,691
Deferred revenue, non-current	149,361	161,027
Operating lease liabilities, non-current	76,798	58,713
Other liabilities, non-current	9,814	7,213
Total liabilities	931,446	938,644
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 504,084 and 492,660 shares issued; 467,207 and 486,820 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 36,877 and 5,840 shares, respectively	(486,985)	(102,615)
Additional paid-in capital	4,249,569	4,024,079
Accumulated other comprehensive income	8,924	8,825
Accumulated deficit	(2,039,669)	(1,914,181)
Total stockholders’ equity	1,731,845	2,016,114
Total liabilities and stockholders’ equity	$2,663,291	$2,954,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Licenses	$137,174	$148,068	$389,553	$401,407
Subscription services	206,922	167,529	586,726	473,880
Professional services and other	10,557	10,324	29,739	27,532
Total revenue	354,653	325,921	1,006,018	902,819
Cost of revenue:
Licenses	2,340	2,781	7,334	8,336
Subscription services	43,487	28,647	123,770	78,502
Professional services and other	17,936	18,492	51,304	55,736
Total cost of revenue	63,763	49,920	182,408	142,574
Gross profit	290,890	276,001	823,610	760,245
Operating expenses:
Sales and marketing	187,188	191,282	561,657	521,413
Research and development	96,976	84,514	281,012	246,462
General and administrative	50,090	56,024	177,119	172,185
Total operating expenses	334,254	331,820	1,019,788	940,060
Operating loss	(43,364)	(55,819)	(196,178)	(179,815)
Interest income	10,055	14,483	37,255	41,913
Other income, net	7,810	13,725	26,199	25,491
Loss before income taxes	(25,499)	(27,611)	(132,724)	(112,411)
(Benefit from) provision for income taxes	(14,844)	3,926	(7,236)	11,388
Net loss	$(10,655)	$(31,537)	$(125,488)	$(123,799)
Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.22)	$(0.22)
Weighted-average shares used in computing net loss per share, basic and diluted	551,036	567,036	562,950	562,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Loss
Amounts in thousands
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(10,655)	$(31,537)	$(125,488)	$(123,799)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(313)	277	(342)	259
Foreign currency translation adjustments	1,132	(8,625)	441	(4,713)
Other comprehensive income (loss), net	819	(8,348)	99	(4,454)
Comprehensive loss	$(9,836)	$(39,885)	$(125,389)	$(128,253)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donation of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A Common Stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004
Issuance of common stock upon exercise of stock options	727	—	—	—	—	—	331	—	—	331
Issuance of common stock upon settlement of restricted stock units	3,970	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,293)	—	—	—	—	—	(16,727)	—	—	(16,727)
Repurchase of Class A Common Stock	—	—	—	—	(16,326)	(197,427)	—	—	—	(197,427)
Issuance of common stock under employee stock purchase plan	865	—	—	—	—	—	8,824	—	—	8,824
Stock-based compensation	—	—	—	—	—	—	94,307	—	—	94,307
Other comprehensive income, net	—	—	—	—	—	—	—	3,365	—	3,365
Net loss	—	—	—	—	—	—	—	—	(86,097)	(86,097)
Balance as of July 31, 2024	501,162	$5	82,453	$1	(23,104)	$(322,047)	$4,176,531	$8,105	$(2,029,014)	$1,833,581
Issuance of common stock upon exercise of stock options	520	—	—	—	—	—	291	—	—	291
Issuance of common stock upon settlement of restricted stock units	3,555	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,153)	—	—	—	—	—	(14,744)	—	—	(14,744)
Repurchase of Class A Common Stock	—	—	—	—	(13,773)	(164,938)	—	—	—	(164,938)
Stock-based compensation	—	—	—	—	—	—	87,490	—	—	87,490
Other comprehensive income, net	—	—	—	—	—	—	—	819	—	819
Net loss	—	—	—	—	—	—	—	—	(10,655)	(10,655)
Balance as of October 31, 2024	504,084	$5	82,453	$1	(36,877)	$(486,985)	$4,249,569	$8,924	$(2,039,669)	$1,731,845

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	898	—	—	—	—	—	1,175	—	—	1,175
Issuance of common stock upon settlement of restricted stock units	4,246	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,463)	—	—	—	—	—	(25,697)	—	—	(25,697)
Charitable donations of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Stock-based compensation	—	—	—	—	—	—	85,125	—	—	85,125
Other comprehensive income, net	—	—	—	—	—	—	—	2,462	—	2,462
Net loss	—	—	—	—	—	—	—	—	(31,901)	(31,901)
Balance as of Balance as of April 30, 2023	478,122	$5	82,453	$1	—	$—	$3,801,656	$10,074	$(1,856,199)	$1,955,537
Issuance of common stock upon exercise of stock options	1,824	—	—	—	—	—	2,717	—	—	2,717
Issuance of common stock upon settlement of restricted stock units	5,026	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,676)	—	—	—	—	—	(27,420)	—	—	(27,420)
Issuance of common stock under employee stock purchase plan	832	—	—	—	—	—	9,313	—	—	9,313
Stock-based compensation	—	—	—	—	—	—	102,148	—	—	102,148
Other comprehensive income, net	—	—	—	—	—	—	—	1,432	—	1,432
Net loss	—	—	—	—	—	—	—	—	(60,361)	(60,361)
Balance as of Balance as of July 31, 2023	484,128	$5	82,453	$1	—	$—	$3,888,414	$11,506	$(1,916,560)	$1,983,366
Issuance of common stock upon exercise of stock options	837	—	—	—	—	—	1,516	—	—	1,516
Vesting of early exercised stock options	—	—	—	—	—	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	4,639	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,583)	—	—	—	—	—	(27,047)	—	—	(27,047)
Repurchase of Class A Common Stock	—	—	—	—	(3,239)	(52,649)	—	—	—	(52,649)
Stock-based compensation	—	—	—	—	—	—	95,911	—	—	95,911
Other comprehensive loss, net	—	—	—	—	—	—	—	(8,348)	—	(8,348)
Net loss	—	—	—	—	—	—	—	—	(31,537)	(31,537)
Balance as of October 31, 2023	488,021	$5	82,453	$1	(3,239)	$(52,649)	$3,958,795	$3,158	$(1,948,097)	$1,961,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(125,488)	$(123,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,017	16,555
Amortization of deferred contract acquisition costs	62,951	52,828
Net amortization on marketable securities	(26,552)	(19,556)
Stock-based compensation expense	270,520	283,025
Charitable donation of Class A common stock	6,564	4,215
Non-cash operating lease expense	11,762	9,663
Provision for deferred income taxes	(20,773)	(1,040)
Other non-cash credits, net	(57)	(4,864)
Changes in operating assets and liabilities:
Accounts receivable	98,062	(1,507)
Contract assets	(32,179)	(14,875)
Deferred contract acquisition costs	(59,657)	(71,727)
Prepaid expenses and other assets	10,228	17,247
Accounts payable	14,954	5,767
Accrued expenses and other liabilities	11,230	22,309
Accrued compensation and employee benefits	(48,587)	(40,590)
Operating lease liabilities, net	(10,750)	(10,296)
Deferred revenue	(1,762)	30,125
Net cash provided by operating activities	174,483	153,480
Cash flows from investing activities
Purchases of marketable securities	(1,162,243)	(1,006,606)
Maturities of marketable securities	1,176,776	576,480
Purchases of property and equipment	(7,531)	(3,558)
Purchases of investments	(35,809)	—
Other investing, net	—	2,754
Net cash used in investing activities	(28,807)	(430,930)
Cash flows from financing activities
Repurchases of Class A common stock	(381,403)	(52,649)
Proceeds from exercise of stock options	934	5,421
Payments of tax withholdings on net settlement of equity awards	(60,483)	(75,495)
Net receipts (payments) of tax withholdings on sell-to-cover equity award transactions	99	(645)
Proceeds from employee stock purchase plan contributions	12,893	14,253
Payment of deferred consideration related to business acquisition	(5,570)	(5,863)
Net cash used in financing activities	(433,530)	(114,978)
Effect of exchange rate changes	(194)	(6,167)
Net decrease in cash, cash equivalents, and restricted cash	(288,048)	(398,595)
Cash, cash equivalents, and restricted cash - beginning of period	1,062,116	1,402,119
Cash, cash equivalents, and restricted cash - end of period	$774,068	$1,003,524
Supplemental disclosure of cash flow information
Cash paid for interest	$309	$515
Cash paid for income taxes, net	15,698	9,136
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	454	—
Payable for marketable securities purchase	—	9,747
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	4,293	6,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. ("UiPath," the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York, New York. Our AI-powered UiPath Platform™ offers a robust set of capabilities that allows our customers to discover opportunities for automation, automate using natural language and a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale.
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2024 Form 10-K. There have been no significant changes to such policies during the nine months ended October 31, 2024.
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
The results of operations for the nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2025 or for any other future interim or annual period.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income, net in the condensed consolidated statements of operations. For the three months ended October 31, 2024 and 2023, we recognized foreign currency transaction (losses) gains of $(0.3) million and $4.3 million, respectively. For the nine months ended October 31, 2024 and 2023, we recognized foreign currency transaction gains of $1.9 million and $2.9 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 31, 2024 and January 31, 2024, 89% and 91%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and maintain reserves for expected credit losses from uncollectible accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and nine months ended October 31, 2024 and 2023, no single customer accounted for 10% or more of our total revenue. As of October 31, 2024 and January 31, 2024, no single customer accounted for 10% or more of our accounts receivable.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is intended to improve reportable segments disclosures requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 will be effective for us for annual reporting periods beginning after December 15, 2023 and for interim reporting periods within fiscal years beginning after December 15, 2024. We will adopt ASU No. 2023-07 beginning with our Annual Report on Form 10-K for the fiscal year ending January 31, 2025. Although the guidance requires certain additional disclosures, we do not expect the adoption to have a material impact on our condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU No. 2024-03 requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations, and may be applied

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
prospectively or retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended October 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$178,837	50%	$174,226	53%
Europe, Middle East, and Africa	113,031	32%	93,782	29%
Asia-Pacific (2)	62,785	18%	57,913	18%
Total revenue	$354,653	100%	$325,921	100%
(1)Revenue from the U.S. represented 46% and 48% of our total revenues for the three months ended October 31, 2024 and 2023, respectively.
(2)Revenue from Japan represented 7% and 7% of our total revenues for the three months ended October 31, 2024 and 2023, respectively.

	Nine Months Ended October 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$482,539	48%	$437,396	48%
Europe, Middle East, and Africa	315,647	31%	271,722	30%
Asia-Pacific (2)	207,832	21%	193,701	22%
Total revenue	$1,006,018	100%	$902,819	100%
(1)Revenue from the U.S. represented 44% and 44% of our total revenues for the nine months ended October 31, 2024 and 2023, respectively.
(2)Revenue from Japan represented 10% and 10% of our total revenues for the nine months ended October 31, 2024 and 2023, respectively.
Deferred Revenue
During the nine months ended October 31, 2024 and 2023, we recognized $421.7 million and $331.1 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,127.6 million, which consists of $643.7 million of billed consideration and $483.9 million of unbilled consideration. We expect to recognize 64% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $23.6 million and $21.6 million for the three months ended October 31, 2024, and 2023, respectively, and $63.0 million and $52.8 million for the nine months ended October 31, 2024 and 2023,

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$41,864	$18	$—	$41,882
Treasury bills and U.S. government securities	674,654	—	(526)	674,128
Corporate bonds	108,606	76	—	108,682
Yankee bonds	4,677	—	(11)	4,666
Agency bonds	450	—	—	450
Total marketable securities	$830,251	$94	$(537)	$829,808

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	641,263	29	(100)	641,192
Corporate bonds	1,993	—	(2)	1,991
Agency bonds	174,990	—	(28)	174,962
Total marketable securities	$818,246	$29	$(130)	$818,145
As of October 31, 2024 and January 31, 2024, $34.4 million and none, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of October 31, 2024 and January 31, 2024, $2.1 million and $3.3 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of October 31, 2024 and January 31, 2024.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of October 31, 2024 and January 31, 2024 (in thousands):

	As of October 31, 2024
	Level 1	Level 2	Level 3	Total
Money market	$297,093	$—	$—	$297,093
Total cash equivalents	297,093	—	—	297,093
Commercial paper	—	41,882	—	41,882
Treasury bills and U.S. government securities	674,128	—	—	674,128
Corporate bonds	—	108,682	—	108,682
Yankee bonds	—	4,666	—	4,666
Agency bonds	450	—	—	450
Total marketable securities	674,578	155,230	—	829,808
Other investments carried at fair value	—	—	12,252	12,252
Total	$971,671	$155,230	$12,252	$1,139,153

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Money market	$509,053	$—	$—	$509,053
Total cash equivalents	509,053	—	—	509,053
Treasury bills and U.S. government securities	641,192	—	—	641,192
Corporate bonds	—	1,991	—	1,991
Agency bonds	174,962	—	—	174,962
Total marketable securities	816,154	1,991	—	818,145
Total	$1,325,207	$1,991	$—	$1,327,198
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify commercial paper, Yankee bonds, and corporate bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value, which consist of convertible bonds of private company H.AI (the "H company") purchased during the nine months ended October 31, 2024, are classified as Level 3 because their valuation relies on significant unobservable inputs. None of our financial instruments were classified in the Level 3 category as of January 31, 2024.
6. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of October 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$29,061	$(21,260)	$7,801	2.4
Customer relationships	8,338	(7,503)	835	0.8
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(536)	695	6.6
Total	$38,901	$(29,570)	$9,331

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
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $1.7 million and $2.1 million for the three months ended October 31, 2024 and 2023, respectively, and $5.5 million and $6.4 million for the nine months ended October 31, 2024 and 2023, respectively.
Expected future amortization expense related to intangible assets was as follows as of October 31, 2024 (in thousands):

Amount
Remainder of year ending January 31, 2025	$1,186
Year ending January 31,
2026	4,163
2027	2,494
2028	1,186
2029	101
Thereafter	201
Total	$9,331
Goodwill
Changes in the carrying amount of goodwill during the nine months ended October 31, 2024 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$89,026
Effect of foreign currency translation	838
Balance as of October 31, 2024	$89,864
7. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 13 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Lease costs are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$4,200	$3,364	$11,762	$9,663
Short-term lease cost	952	1,225	3,099	3,845
Variable lease cost	542	493	1,476	1,639
Sublease income (1)	—	(426)	—	(1,491)
Total	$5,694	$4,656	$16,337	$13,656
(1) Included in other income, net in the condensed consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	October 31, 2024	January 31, 2024
Weighted-average remaining lease term (years)	10.2	10.7
Weighted-average discount rate	7.7%	7.1%
Future undiscounted lease payments for our operating lease liabilities as of October 31, 2024 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$4,196
Year ending January 31,
2026	9,525
2027	14,589
2028	13,192
2029	9,792
Thereafter	65,690
Total operating lease payments	116,984
Less: imputed interest	(35,384)
Total operating lease liabilities	$81,600
As of October 31, 2024, we had non-cancellable commitments in the amount of $0.5 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $4.8 million and $8.4 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively.
Supplemental cash flow information related to leases for the three and nine months ended October 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,725	$3,486	$9,043	$9,646
Operating lease ROU assets obtained in exchange for new operating lease liabilities	1,014	4,139	20,806	8,820

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Prepaid expenses and service credits	$59,226	$87,781
Other current assets	22,074	17,199
Prepaid expenses and other current assets	$81,300	$104,980
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Computers and equipment	$24,274	$23,767
Leasehold improvements	30,486	21,756
Furniture and fixtures	7,122	6,640
Construction in progress	1,888	4,560
Other	646	632
Property and equipment, gross	64,416	57,355
Less: accumulated depreciation	(39,284)	(33,373)
Property and equipment, net	$25,132	$23,982
Depreciation expense for the three months ended October 31, 2024 and 2023 was $2.1 million and $2.7 million, respectively. Depreciation expense for the nine months ended October 31, 2024 and 2023 was $6.7 million and $8.5 million, respectively.
Other Assets, Non-Current
As of October 31, 2024 and January 31, 2024, other assets, non-current included $25.5 million and $1.5 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of October 31, 2024, other assets, non-current also included $12.3 million related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Accrued expenses (1)	$34,951	$13,414
Withholding tax from employee equity transactions	4,309	3,277
Employee stock purchase plan withholdings	7,625	3,618
Payroll taxes and other benefits payable	8,174	3,888
Income taxes payable	5,418	7,140
Value-added taxes payable	1,448	6,480
Operating lease liabilities, current	4,802	8,357
Loan note related to fiscal year 2023 acquisition of Re:Infer LTD (paid July 29, 2024)	—	5,570
Rebates payable to partners	7,633	7,289
Cloud infrastructure liabilities (1)	8,495	5,044
Other	11,028	19,920
Accrued expenses and other current liabilities	$93,883	$83,997
(1) Prior period amounts have been expanded to conform to current period presentation

9. Commitments and Contingencies
Letters of Credit
We had a total of $2.8 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2024 and January 31, 2024, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2026.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of October 31, 2024 and January 31, 2024, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

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
For the nine months ended October 31, 2024, we incurred $15.7 million of expense associated with employee termination benefits in connection with these restructuring actions.
The following table shows the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related employee termination benefits as of October 31, 2024 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2024(1)	$335
Restructuring costs incurred during the nine months ended October 31, 2024	15,652
Amount paid during the nine months ended October 31, 2024	(11,475)
Accrued restructuring costs as of October 31, 2024	$4,512
(1) Opening balance relates to our fiscal year 2023 workforce restructuring actions, which were concluded during the second quarter of fiscal year 2024.
The following table shows the total restructuring costs incurred during the nine months ended October 31, 2024 (in thousands):

Employee Termination Benefits
Cost of subscription services revenue	$325
Cost of professional services and other revenue	105
Sales and marketing	9,927
Research and development	1,868
General and administrative	3,427
Total	$15,652
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $3.5 million and $3.3 million for the three months ended October 31, 2024 and 2023, respectively, and $13.7 million and $12.4 million for the nine months ended October 31, 2024 and 2023, respectively.
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
UiPath and certain of its officers and directors are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-Chief Executive Officer ("Co-CEO") Daniel Dines, and Chief Financial Officer ("CFO") Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The initial complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and alleged that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
financial results. On January 26, 2024, the lead plaintiff in the 2023 Securities Action filed an amended complaint, and on March 26, 2024, filed a further amended complaint, which alleges Securities Act claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The operative complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the second amended complaint. On November 4, 2024, the Court issued its opinion and order on the motion to dismiss, wherein it dismissed all claims against Mr. Gupta and dismissed all claims under the Securities Act against UiPath and Mr. Dines, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. Discovery will now proceed accordingly.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware (captioned In re UiPath, Inc. Stockholder Derivative Litigation) and in the Southern District of New York (captioned Ristea v. Botteri, et al.). On November 22, 2024, the In re UiPath, Inc. Stockholder Derivative Litigation case was voluntarily dismissed without prejudice. In light of the above referenced decision on defendants' motion to dismiss the 2023 Securities Action, the stay has been lifted in the Ristea case and defendants' deadline to respond to the complaint is January 17, 2025. The stay in the Polilingua case has been extended to December 9, 2024.
On June 20, 2024, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, Chief Executive Officer ("CEO") Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Steiner v. UiPath, et al. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock between December 1, 2023 and May 29, 2024, and alleges that defendants made material misstatements and omissions, including regarding the Company's AI-powered Business Automation Platform and the Company's strategy for, the success of, and customer demand for the platform. The complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate. On August 6, 2024, a second putative class action was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Brunozzi v. UiPath, et al. The allegations in the Brunozzi complaint were identical to those made in Steiner v. UiPath et al. except that the Brunozzi complaint defines the putative class to include purchasers of UiPath call options and sellers of put options. On September 5, 2024, the Court consolidated the Steiner and Brunozzi cases and appointed Brunozzi as the lead plaintiff. The consolidated action is captioned In re UiPath, Inc. Securities Litigation (the 2024 Securities Action"). On November 22, 2024, the lead plaintiff filed an amended complaint against UiPath, former CEO Robert Enslin, and CFO Ashim Gupta. CEO Daniel Dines is no longer a named defendant in the 2024 Securities Action. The allegations in the amended complaints are substantively similar to the allegations set forth in the complaints previously filed in Steiner and Brunozzi, and the amended complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
We have not recorded any accrual related to the aforementioned litigation matters as of October 31, 2024, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Matters
Our indirect tax positions are subject to audit in multiple jurisdictions globally, with a key focus on our largest operational territories, including the U.S., Romania, India, and the U.K. Our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment has been issued. We disagree with this assessment and are in the process of appealing through litigation. We have not recorded any reserves related to this audit as of October 31, 2024 as it is not probable that a material loss has been incurred. For additional information regarding the corporate income tax audit, refer to Note 12, Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners.
As of October 31, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2025	$25,190
Year ending January 31,
2026	63,208
2027	45,823
2028	13,402
2029	16
Thereafter	1
Total	$147,640
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
During the three and nine months ended October 31, 2024, we repurchased 13.8 million and 31.0 million shares of our Class A common stock at an average price of $11.81 and $12.29 per share (inclusive of brokerage commission), respectively. For the three and nine months ended October 31, 2024, we accrued $2.3 million and

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
$3.0 million, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheet as of October 31, 2024.
Subsequent to October 31, 2024, between November 1, 2024 and December 4, 2024, we repurchased an additional 0.7 million shares of our Class A common stock at an average price of $12.57 per share.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the nine-month periods ended October 31, 2024 and 2023 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $6.6 million and $4.2 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the nine months ended October 31, 2024 and 2023, respectively.
Accumulated Other Comprehensive Income
For the nine months ended October 31, 2024 and 2023, changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive income (loss), net of tax	441	(342)	99
Balance as of October 31, 2024	$9,366	$(442)	$8,924

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive (loss) income, net of tax	(4,713)	259	(4,454)
Balance as of October 31, 2023	$3,518	$(360)	$3,158
11. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units, and other forms of awards. As of October 31, 2024, we have reserved 202.2 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of October 31, 2024, the ESPP authorizes the issuance of 27.2 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the nine months ended October 31, 2024 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,080	$3.49	7.8	$216,010
Granted	2,427	$0.10
Exercised	(2,673)	$0.35
Forfeited	(1,017)	$12.92
Outstanding as of October 31, 2024	9,817	$2.53	7.6	$100,042

Vested and exercisable as of October 31, 2024	4,618	$5.26	6.5	$36,309
The weighted-average grant date fair value of stock options granted during the nine months ended October 31, 2024 was $18.59 per share. The intrinsic value of stock options exercised during the nine months ended October 31, 2024 was $47.0 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of October 31, 2024 was approximately $91.1 million, which is to be recognized over a weighted-average remaining period of 1.9 years.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2024 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	31,272	$19.89
Granted	16,432	$17.81
Vested	(11,370)	$21.41
Forfeited	(8,531)	$19.22
Unvested as of October 31, 2024	27,803	$18.24
The fair value of RSUs released during the nine months ended October 31, 2024 was $183.9 million.
As of October 31, 2024, total unrecognized compensation expense related to unvested RSUs was approximately $472.1 million, which is to be recognized over a weighted-average remaining period of 2.1 years.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Employee Stock Purchase Plan Awards
During the nine months ended October 31, 2024, 0.9 million shares were purchased under the ESPP at $10.21 per share. As of October 31, 2024, total unrecognized compensation expense related to the ESPP was approximately $0.7 million, which is to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer LTD on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of October 31, 2024, total unrecognized compensation expense related to these shares was $1.9 million, which is to be recognized over a weighted-average remaining period of 0.7 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of subscription services revenue	$5,041	$3,791	$14,601	$10,778
Cost of professional services and other revenue	2,953	2,764	8,438	8,546
Sales and marketing	32,688	37,760	106,377	109,890
Research and development	34,211	30,604	96,007	88,448
General and administrative	12,595	20,961	45,097	65,363
Total	$87,488	$95,880	$270,520	$283,025
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
We had a benefit from income taxes of $14.8 million for the three months ended October 31, 2024. We had a provision for income taxes of $3.9 million, reflecting an effective tax rate of (14.2)%, for the three months ended October 31, 2023.
We had a benefit from income taxes of $7.2 million for the nine months ended October 31, 2024. We had a provision for income taxes of $11.4 million, reflecting an effective tax rate of (10.1)%, for the nine months ended October 31, 2023.
For the three and nine months ended October 31, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of change in valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries. For the three and nine months ended October 31, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax assets ("DTAs") for losses due to a full valuation allowance on U.S., Romania, and U.K. DTAs and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of October 31, 2024, based on the available positive and negative evidence, including the amount of taxable income in the U.K. in recent years and our expectations of future profits in the U.K., we now believe it is more likely than not that the U.K. DTA is realizable. Therefore, during the three and nine months ended October 31, 2024, we released the $24.6 million

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
valuation allowance associated with the U.K. DTA. We continue to maintain a full valuation allowance against our U.S. and Romania DTAs as of October 31, 2024, because we believe, based on our current evaluations, that it is more likely than not that these DTAs will not be realized. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances.
As of October 31, 2024, we had gross unrecognized tax benefits totaling $1.5 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.9 million, excluding interest and penalties, which are accounted for as a component of our income tax provision. Our tax positions are subject to income tax audits in multiple tax jurisdictions globally, with a currently open audit in India, and we believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. Our Romanian subsidiary was subjected to a corporate income tax audit by ANAF for the period from January 2018 through January 2022, which was completed during the three months ended April 30, 2024. Certain deductions have been disallowed, resulting in a proposed reduction of net operating loss carryforwards of approximately $66.7 million. We are in the process of appealing this disallowance through litigation. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. These negotiations are still underway, the authorities are in the process of determining the cost sharing allocations between the respective countries, and the ultimate outcomes remain uncertain. However, after evaluating recent developments in the transfer pricing negotiation between the U.S. and Romania, we believe that it is more likely than not that our position cannot be sustained upon a tax audit. As a result, for the three and nine months ended October 31, 2024, we recorded a $33.8 million decrease in the U.S. DTA and the corresponding valuation allowance. We also recorded a $16.0 million increase in the Romania DTA and its related valuation allowance.
As of October 31, 2024, we recorded a deferred tax liability of $3.1 million associated with the undistributed earnings of our foreign subsidiaries that we no longer intend to indefinitely reinvest.
In 2023, Romania adopted an alternative minimum tax that is applicable to all corporate taxpayers, including those reporting a net loss, for tax years commencing after January 1, 2024. As this tax is based on gross receipts, associated expense is included in operating expenses in our condensed consolidated statements of operations, and is not accounted for as income taxes.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(9,061)	$(1,594)	$(26,951)	$(4,586)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	468,583	82,453	484,583	82,453
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

	Nine Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(107,108)	$(18,380)	$(105,657)	$(18,142)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	480,497	82,453	480,198	82,453
Net loss per share, basic and diluted	$(0.22)	$(0.22)	$(0.22)	$(0.22)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	29,231	—	36,911	—
Outstanding stock options	9,995	—	13,207	—
Shares subject to repurchase from RSAs and early exercised stock options	3	—	52	—
Shares issuable under ESPP	825	—	714	—
Returnable shares issued in connection with business acquisition	136	—	274	—
Total	40,190	—	51,158	—

	Nine Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	31,640	—	38,137	—
Outstanding stock options	10,505	—	13,764	—
Shares subject to repurchase from RSAs and early exercised stock options	16	—	56	—
Shares issuable under ESPP	783	—	762	—
Returnable shares issued in connection with business acquisition	226	—	374	—
Total	43,170	—	53,093	—

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
Overview
First established in a Bucharest, Romania apartment in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations and developing computer vision technology, which remains the foundation of our platform today. Since that time, we have evolved from our beginnings in robotic process automation ("RPA") into an end-to-end AI-powered automation platform through development and acquisitions, have launched new products, and have expanded our operations across the globe. Our vision is to enable automation across all knowledge work to accelerate human achievement.
The UiPath Platform™ provides our customers with a robust set of capabilities that allow them to discover opportunities for automation, automate using natural language and a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale. Our platform enables customers to integrate AI with automation, enabling automation to take action based on learning and experience. It enables employees to quickly build automations for both existing and new processes and to automate a vast array of actions including, but not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, reading emails, and updating information fields and databases. The ability of our platform to replicate steps performed by humans in executing business processes drives operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
AI-powered automation is here, and its momentum is continuing to grow as organizations around the world begin to understand the combined power of automation and AI to drive efficiency and business outcomes. We aspire to be the defining business automation platform, advancing the evolution of automation and AI as a way of working and a catalyst for continuous reinvention.

Business Highlights for the Three and Nine Months Ended October 31, 2024:
•Quarter-to-date revenue of $354.7 million increased 9% year-over-year.
•Year-to-date revenue of $1,006.0 million increased 11% year-over-year.
•Annualized renewal run-rate ("ARR") at October 31, 2024 of $1,606.6 million increased 17% year-over-year.
•Gross margin was 82% for the three months ended October 31, 2024, compared to 85% for the three months ended October 31, 2023.
•Gross margin was 82% for the nine months ended October 31, 2024, compared to 84% for the nine months ended October 31, 2023.
•Cash flow from operations was $174.5 million for the nine months ended October 31, 2024, compared to $153.5 million for the nine months ended October 31, 2023.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,603.9 million as of October 31, 2024, compared to $1,880.3 million as of January 31, 2024.

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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At October 31, 2024 and 2023, our ARR was $1,606.6 million and $1,378.2 million, respectively, representing a growth rate of 17%. Approximately 19% of this growth was due to new customers and 81% to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 113% and 121% as of October 31, 2024 and 2023, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our U.S. GAAP revenue and ARR calculations. Generally speaking, our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement as of the end of an invoiced period and divides that amount by the corresponding term and multiplies by 365 days to derive the annualized renewal value. In contrast, for our revenue calculated in accordance with U.S. GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and software-as-a-service ("SaaS") revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, revenue is impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced upfront, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract assuming no reserve is applied, whereas revenue is determined by total contract value and timing of satisfaction of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

A summary of ARR-related data at October 31, 2024 and 2023 is as follows:

	At October 31,
	2024	2023
	(dollars in thousands)
ARR	$1,606,561	$1,378,152
Incremental ARR (1)	228,409	268,075

Customers with ARR ≥ $1 million:
Number of customers	302	264
Percent of current period revenue	49%	49%
Customers with ARR ≥ $100 thousand:
Number of customers	2,235	1,974
Percent of current period revenue	85%	84%

Dollar-based net retention rate	113%	121%
(1) For the twelve months ended October 31, 2024 and 2023, respectively
Components of Results of Operations
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
(Benefit From) Provision For Income Taxes
(Benefit from) provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. We currently maintain a full valuation allowance on our U.S. federal and state and Romania DTAs, as we have concluded that it is more likely than not that these DTAs will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
Licenses	$137,174	$148,068	$389,553	$401,407
Subscription services	206,922	167,529	586,726	473,880
Professional services and other	10,557	10,324	29,739	27,532
Total revenue	354,653	325,921	1,006,018	902,819
Cost of revenue:
Licenses (1)	2,340	2,781	7,334	8,336
Subscription services (1)(2)(3)(4)	43,487	28,647	123,770	78,502
Professional services and other (2)(3)(4)	17,936	18,492	51,304	55,736
Total cost of revenue	63,763	49,920	182,408	142,574
Gross profit	290,890	276,001	823,610	760,245
Operating expenses:
Sales and marketing (1)(2)(3)(4)	187,188	191,282	561,657	521,413
Research and development (2)(3)(4)	96,976	84,514	281,012	246,462
General and administrative (1)(2)(3)(4)	50,090	56,024	177,119	172,185
Total operating expenses	334,254	331,820	1,019,788	940,060
Operating loss	(43,364)	(55,819)	(196,178)	(179,815)
Interest income	10,055	14,483	37,255	41,913
Other income, net	7,810	13,725	26,199	25,491
Loss before income taxes	(25,499)	(27,611)	(132,724)	(112,411)
(Benefit from) provision for income taxes	(14,844)	3,926	(7,236)	11,388
Net loss	$(10,655)	$(31,537)	$(125,488)	$(123,799)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$822	$836	$2,485	$2,523
Cost of subscription services revenue	602	589	1,790	1,767
Sales and marketing	307	675	1,157	2,027
General and administrative	39	41	117	123
Total amortization of acquired intangible assets	$1,770	$2,141	$5,549	$6,440

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$5,041	$3,791	$14,601	$10,778
Cost of professional services and other revenue	2,953	2,764	8,438	8,546
Sales and marketing	32,688	37,760	106,377	109,890
Research and development	34,211	30,604	96,007	88,448
General and administrative	12,595	20,961	45,097	65,363
Total stock-based compensation expense	$87,488	$95,880	$270,520	$283,025

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$46	$58	$291	$233
Cost of professional services and other revenue	24	42	117	181
Sales and marketing	356	625	2,156	2,350
Research and development	237	387	1,155	1,572
General and administrative	124	340	714	1,209
Total employer payroll tax expense related to equity transactions	$787	$1,452	$4,433	$5,545

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$7	$(53)	$325	$114
Cost of professional services and other revenue	(21)	—	105	—
Sales and marketing	1,956	65	9,927	$1,381
Research and development	187	(7)	1,868	387
General and administrative	911	20	3,427	749
Total restructuring expense	$3,040	$25	$15,652	$2,631

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	39%	46%	39%	44%
Subscription services	58%	51%	58%	53%
Professional services and other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	1%	1%	1%	1%
Subscription services	12%	9%	12%	9%
Professional services and other	5%	5%	5%	6%
Total cost of revenue	18%	15%	18%	16%
Gross profit	82%	85%	82%	84%
Operating expenses:
Sales and marketing	53%	59%	56%	58%
Research and development	27%	26%	28%	27%
General and administrative	14%	17%	18%	19%
Total operating expenses	94%	102%	102%	104%
Operating loss	(12)%	(17)%	(20)%	(20)%
Interest income	3%	4%	4%	5%
Other income, net	2%	4%	3%	3%
Loss before income taxes	(7)%	(9)%	(13)%	(12)%
(Benefit from) provision for income taxes	(4)%	1%	(1)%	2%
Net loss	(3)%	(10)%	(12)%	(14)%

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$137,174	$148,068	$(10,894)	(7)%
Subscription services	206,922	167,529	39,393	24%
Professional services and other	10,557	10,324	233	2%
Total revenue	$354,653	$325,921	$28,732	9%
Total revenue increased by $28.7 million, or 9%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to a $39.4 million increase in subscription services revenue, partially offset by a $10.9 million decrease in licenses revenue related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, total revenue grew across all regions. Of the growth in total revenue, 39% was attributable to new customers and 61% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$2,340	$2,781	$(441)	(16)%
Subscription services	43,487	28,647	14,840	52%
Professional services and other	17,936	18,492	(556)	(3)%
Total cost of revenue	$63,763	$49,920	$13,843	28%
Gross margin	82%	85%

Total cost of revenue increased by $13.8 million, or 28%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to a $14.8 million increase in cost of subscription services revenue. The increase in cost of subscription services revenue was primarily driven by an $8.4 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $5.1 million increase in personnel-related expenses, which included a $3.4 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $1.3 million increase in stock-based compensation expense, and a $0.8 million aggregate increase in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by a $1.0 million increase in costs associated with the use of third-party vendors.
Our gross margin decreased to 82% for the three months ended October 31, 2024 compared to 85% for the three months ended October 31, 2023 due to decrease in the proportion of higher-margin licenses revenue and the aforementioned increase in cost of subscription services revenue driven by increased hosting and personnel costs.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Sales and marketing	$187,188	$191,282	$(4,094)	(2)%
Percentage of revenue	53%	59%
Sales and marketing expense decreased by $4.1 million, or 2%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The decrease was primarily attributable to a $2.7 million decrease in personnel-related expenses, which included a $5.1 million decrease in stock-based compensation expense, partially offset by a $1.9 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, and a $0.4 million increase in employee insurance costs. Sales and marketing expense was also impacted by a $2.2 million decrease in sales commissions expense, a $1.0 million decrease in depreciation and amortization expense, a $0.9 million decrease in third-party consulting fees, and a $0.5 million decrease in sales-related software expenses, partially offset by a $3.1 million increase in marketing expenses largely related to our Forward VII conference.
Research and Development

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Research and development	$96,976	$84,514	$12,462	15%
Percentage of revenue	27%	26%
Research and development expense increased by $12.5 million, or 15%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily attributable to a $6.2 million increase in hosting and software services costs as a result of increased usage and a $5.9 million increase in personnel-related expenses, which included a $3.6 million increase in stock-based compensation expense and a $2.2 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases.
General and Administrative

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
General and administrative	$50,090	$56,024	$(5,934)	(11)%
Percentage of revenue	14%	17%
General and administrative expense decreased by $5.9 million, or 11%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The decrease was primarily attributable to a $7.4 million decrease in personnel-related expenses, which included an $8.4 million decrease in stock-based compensation expense partially offset by a $0.9 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions. This decrease was partially offset by a $2.0 million increase in software service and implementation costs.
Interest Income

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Interest income	$10,055	$14,483	$(4,428)	(31)%
Percentage of revenue	3%	4%
Interest income decreased by $4.4 million, or 31%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other Income, Net

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Other income, net	$7,810	$13,725	$(5,915)	(43)%
Percentage of revenue	2%	4%

Other income, net decreased by $5.9 million, or 43%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to a $4.6 million decrease in gains from foreign currency transactions and a $1.0 million net decrease in amortization on marketable securities and cash equivalents.
(Benefit From) Provision For Income Taxes

	Three Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
(Benefit from) provision for income taxes	$(14,844)	$3,926	$(18,770)	NM(1)
Percentage of revenue	(4)%	1%
(1) Not meaningful
Provision for income taxes decreased by $18.8 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, mainly driven by the release of valuation allowance associated with our U.K. DTA and tax impact of changing our intent with respect to permanent reinvestment of foreign earnings.
Comparison of the Nine Months Ended October 31, 2024 and October 31, 2023
Revenue

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$389,553	$401,407	$(11,854)	(3)%
Subscription services	586,726	473,880	112,846	24%
Professional services and other	29,739	27,532	2,207	8%
Total revenue	$1,006,018	$902,819	$103,199	11%
Total revenue increased by $103.2 million, or 11%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, due to a $112.8 million increase in subscription services revenue and a $2.2 million increase in professional services and other revenue, partially offset by an $11.9 million decrease in licenses revenue, related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 27% was attributable to new customers and 73% was attributable to existing customers. Of the growth in total revenue attributable to existing customers, $8.0 million resulted from contract modifications wherein the revenue recognized originated from our existing balance of remaining performance obligations. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Licenses	$7,334	$8,336	$(1,002)	(12)%
Subscription services	123,770	78,502	45,268	58%
Professional services and other	51,304	55,736	(4,432)	(8)%
Total cost of revenue	$182,408	$142,574	$39,834	28%
Gross margin	82%	84%
Total cost of revenue increased by $39.8 million, or 28%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to a $45.3 million increase in cost of subscription services revenue, partially offset by a $4.4 million decrease in cost of professional services revenue. The increase in cost of subscription services revenue was primarily driven by a $19.6 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $17.9 million increase in personnel-related expenses, which included a $12.2 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, a $3.8 million increase in stock-based compensation expense, and a $2.7 million aggregate increase in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by a $6.0 million increase in costs associated with the use of third-party vendors. The decrease in cost of professional services and other revenue was primarily driven by a $3.6 million decrease in personnel-related expenses, which included a $2.3 million decrease in salary-related and bonus expenses and a $0.6 million aggregate decrease in employee insurance costs and employer payroll taxes.
Our gross margin decreased to 82% for the nine months ended October 31, 2024 compared to 84% for the nine months ended October 31, 2023 due to decrease in the proportion of higher-margin licenses revenue and the aforementioned increase in cost of subscription services revenue driven by increased hosting and personnel costs.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Sales and marketing	$561,657	$521,413	$40,244	8%
Percentage of revenue	56%	58%
Sales and marketing expense increased by $40.2 million, or 8%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This increase was primarily attributable to a $26.9 million increase in personnel-related expenses, which included a $16.3 million increase in salary-related and bonus expenses as a result of both increased headcount and merit increases, a $8.5 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, a $3.7 million aggregate increase in payroll taxes and employee insurance costs, and a $1.3 million increase in general employee severance, partially offset by a $3.5 million decrease in stock-based compensation expense. Sales and marketing expense was also impacted by a $10.4 million increase in sales commission expenses as a result of higher amortization of capitalized contract acquisition costs and a $6.8 million aggregate increase in marketing and travel-related expenses due in part to our Forward VII conference. These increases were partially offset by a $2.3 million decrease in depreciation and amortization expense and a $1.1 million decrease in third-party consulting fees.
Research and Development

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Research and development	$281,012	$246,462	$34,550	14%
Percentage of revenue	28%	27%
Research and development expense increased by $34.6 million, or 14%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase was primarily attributable to a $17.3 million increase in third-party software services and hosting costs as a result of increased usage and a $16.1 million increase in personnel-related expenses, which included a $7.6 million increase in stock-based compensation expense, a $6.7 million increase in salary-related and bonus expenses associated with both increased headcount and merit increases, and a $1.5 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions.
General and Administrative

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
General and administrative	$177,119	$172,185	$4,934	3%
Percentage of revenue	18%	19%

General and administrative expense increased by $4.9 million, or 3%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This increase was primarily attributable to a $9.9 million increase in software service and implementation costs, a $3.6 million increase in third-party consulting fees, a $2.7 million increase due to a credit loss recovery recorded in the prior comparable period, and a $2.3 million increase in charitable donations mainly driven by the increased fair value of our Class A common shares contributed to a donor-advised fund in the current year. These increases were partially offset by a $14.5 million decrease in personnel-related expenses, which included a $20.3 million decrease in stock-based compensation expense partially offset by a $2.7 million increase in employee termination benefits related to our fiscal year 2025 restructuring actions, a $2.3 million increase in employee insurance costs, and a $1.3 million increase salary-related and bonus expenses associated with both increased headcount and merit increases.
Interest Income

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Interest income	$37,255	$41,913	$(4,658)	(11)%
Percentage of revenue	4%	5%
Interest income decreased by $4.7 million, or 11%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other Income, Net

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
Other income, net	$26,199	$25,491	$708	3%
Percentage of revenue	3%	3%
Other income, net remained relatively constant for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to a $5.5 million net increase in amortization on marketable securities and cash equivalents partially offset by a $2.4 million decrease in legal expense related to shareholder litigation, a $1.5 million decrease in sublease income, and a $1.0 million decrease in gains from foreign currency transactions.
(Benefit From) Provision For Income Taxes

	Nine Months Ended October 31,
	2024	2023	Change	Change %
	(dollars in thousands)
(Benefit from) provision for income taxes	$(7,236)	$11,388	$(18,624)	NM(1)
Percentage of revenue	(1)%	2%
(1) Not meaningful
Provision for income taxes decreased by $18.6 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, mainly driven by the release of valuation allowance associated with our U.K. DTA and tax impact of changing our intent with respect to permanent reinvestment of foreign earnings.
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, repurchase shares of our Class A common stock. As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,603.4 million, and we had an accumulated deficit of $2,039.7 million. For the nine months ended October 31, 2024, we reported a net loss of $125.5 million and net cash provided by operating activities of $174.5 million.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities (1)	$174,483	$153,480
Net cash used in investing activities	$(28,807)	$(430,930)
Net cash used in financing activities	$(433,530)	$(114,978)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(4,435)	$(6,183)
Net payments of employee tax withholdings on stock option exercises	$(6)	$(788)
Cash paid for restructuring costs	$(11,475)	$(6,072)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the nine months ended October 31, 2024 of $174.5 million was driven by cash collections from our customers, which were approximately 16% higher than during the nine months ended October 31, 2023. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments related to our fiscal year 2025 workforce restructuring, and payments for professional services, software, and office rent.
Net cash provided by operating activities for the nine months ended October 31, 2023 of $153.5 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2023 annual bonuses paid in the first quarter of fiscal year 2024. Other cash operating expenditures included payments related to our fiscal year 2023 workforce restructuring, which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.

Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2024 of $28.8 million was driven by $1,162.2 million in purchases of marketable securities, a $35.8 million investment in the H company, and $7.5 million in capital expenditures, partially offset by $1,176.8 million in maturities of marketable securities.
Net cash used in investing activities for the nine months ended October 31, 2023 of $430.9 million was primarily driven by $1,006.6 million in purchases of marketable securities, partially offset by $576.5 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2024 of $433.5 million was primarily driven by $381.4 million in repurchases of Class A common stock under our stock repurchase program, $60.5 million in payments of tax withholdings on net settlement of equity awards, and $5.6 million in deferred cash consideration paid on the second anniversary of the acquisition of Re:infer LTD, partially offset by $12.9 million in proceeds from ESPP contributions and $0.9 million in proceeds from exercise of stock options.
Net cash used in financing activities for the nine months ended October 31, 2023 of $115.0 million was primarily driven by $75.5 million in payments of tax withholdings on net settlement of equity awards, $52.6 million in repurchases of Class A common stock under our stock repurchase program, and $5.9 million in deferred cash consideration paid on the first anniversary of the acquisition of Re:infer LTD, partially offset by $14.3 million in proceeds from ESPP contributions and $5.4 million in proceeds from exercise of stock options.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, and employee termination benefits related to our fiscal year 2025 restructuring actions, and material contractual obligations, including leases and purchase commitments.
As of October 31, 2024, accrued compensation and benefits of $88.8 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 8, Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 7, Operating Leases for more detailed information regarding timing of future lease payments, and Note 9, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments. There were no significant changes during the nine months ended October 31, 2024 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2024 Form 10-K.
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

Interest Rate Risk
As of October 31, 2024, we had $773.6 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $829.8 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the nine months ended October 31, 2024.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income, net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $26.3 million for the nine months ended October 31, 2024. For the nine months ended October 31, 2024, approximately 53% of our revenues and approximately 37% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $1.9 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our "disclosure controls and procedures" as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2024.
Changes in Internal Control Over Financial Reporting
During the three months ended October 31, 2024, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks associated with our use of AI (including machine learning and large language models) may result in reputational harm or liability.
AI is enabled by or integrated into parts of our technology platform and may also be used directly or indirectly as part of our internal systems and processes. As such, AI remains a significant and growing element of our business and operations. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use. AI algorithms and models may be flawed. Our AI-related efforts, particularly those related to generative AI, or the datasets that we use in training our systems, subject us to risks related to harmful or illegal content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, sanctions, and export controls, among others. Third-party AI capabilities that can be integrated with our platform or used in our internal systems and processes, including generative AI, could also produce false or "hallucinatory" inferences about customer data, enterprises, other information, or subject matter. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns, and risks that are significant, or that we may not be able to predict, especially if our direct or indirect use of these technologies in our products and internal systems and processes were to become more important to us over time. If the recommendations, forecasts, or analyses that AI applications, including AI agents, assist in producing are deficient or inaccurate, we could be subject to competitive harm or potential legal liability, including under existing and future legislation or regulations, including in the U.S. and the EU. The rapid evolution of AI may also require us to expend additional resources to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact which may adversely affect our business, financial condition, and results of operations.
Some AI scenarios may present ethical issues, and the enablement or integration of AI into our platform or internal processes may subject us to new or heightened legal, regulatory, ethical, or other challenges, as this is an area of rapid development. We take into consideration these challenges when designing our technologies and implementing our business practices. For example, our platform includes data governance tools and other tools, which are intended to regulate and limit user access. In addition, we have developed internal responsible AI guidelines. However, we have no assurance that these tools or guidelines, nor their implementation, will be sufficient to protect us against evolving AI-related risks. As a result, if we face any claims or litigation relating to our use of AI, including its purported or real impact to, human rights, data privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny, which could have a material adverse effect on our operations, and business outlook.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
There has been no material change in the planned uses of proceeds from our IPO from those disclosed in the 2024 Form 10-K.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended October 31, 2024 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1 - 31	10,698	$11.65	10,698	$554,425
September 1 - 30	1,845	$12.15	1,845	$532,013
October 1 - 31	1,230	$12.43	1,230	$516,719
Total	13,773		13,773
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

UiPath, Inc.

Date: December 6, 2024	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)