Form 10-K
period 2025-01-31
UiPath, Inc.
filed 2025-03-24
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2024, based on the closing price of $12.17 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2024 was approximately $5.3 billion. Shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2025, the registrant had 474,040,169 shares of Class A common stock and 77,452,748 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Defined Terms
For the purposes of this Annual Report on Form 10-K, the terms "we," "us," "our," "UiPath," and "the Company," refer to UiPath, Inc. and its consolidated subsidiaries. Meanings of additional defined terms can be found below, in alphabetical order.

Term	Definition
2021 Plan	2021 Equity Incentive Plan
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 27, 2024
AI	artificial intelligence
ANAF	Agenția Națională de Administrare Fiscală
API	application programming interface
ARR	annualized renewal run-rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEPS	base erosion and profit sharing
BPM	business process management
CCPA	California Consumer Privacy Act of 2018
CEO	Chief Executive Officer (effective June 1, 2024, Daniel Dines)
CFO	Chief Financial Officer (Ashim Gupta)
CISO	Chief Information Security Officer
Co-CEO(s)	Co-Chief Executive Officer(s) (from the second quarter of fiscal year 2023 through the second quarter of fiscal year 2025, Daniel Dines and Robert Enslin)
CODM	chief operating decision maker
COO	Chief Operating Officer (Ashim Gupta)
Credit Facility	$200.0 million senior secured revolving credit with a maturity date of October 30, 2023
Current Period ARR	ARR as of January 31, 2025 from the cohort of all customers as of January 31, 2024 (used in calculation of dollar-based net retention rate)
DSA	Digital Services Act
DTA	deferred tax asset
DTL	deferred tax liability
EEA	European Economic Arena
ERP	enterprise resource planning
ESG	environmental, social, and governance
ESPP	2021 Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	United States Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Fiscal Year 2023 Workforce Restructuring	restructuring actions approved by our board of directors on June 24, 2022 and expanded by our board of directors on November 10, 2022
Fiscal Year 2025 Workforce Restructuring	restructuring actions approved by our board of directors on July 8, 2024
Flex Offerings	for our products that are available both on-premises and via SaaS, a single offering that allows customers the choice of either deployment option
FTC	Federal Trade Commission

GDPR	General Data Protection Regulation
IDP	intelligent document processing
Information Assets, Systems, and Data
our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and sensitive information related to our employees, prospective employees, third-party service providers, and our customers

iPaaS	integration platform as a service
IPO	initial public offering
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
IT	information technology
LGPD	Brazil's General Data Protection Law
LLC	limited liability company
ML	machine learning
NLP	natural language processing
NOLs	net operating loss carryforwards
OECD	Organisation of Economic Cooperation and Development
PIPL	Personal Information Protection Law (China)
Prior Period ARR	ARR as of January 31, 2024 from the cohort of all customers as of January 31, 2024
PSU	performance stock unit
Re:infer	Re:infer LTD
ROU	right-of-use
RPA	robotic process automation
RSA	restricted stock award
RSU	restricted stock unit
SaaS	software-as-a-service
SCCs	standard contractual causes
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOX	the Sarbanes-Oxley Act of 2002
SSP	standalone selling price
TCJA	Tax Cuts and Jobs Act of 2017
Trade Controls
various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control

UI	user interface
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

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
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

SUMMARY RISK FACTORS
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to the reader, and we advise the reader to consider the summary risks together with the more detailed discussion of risks set forth following this section under Risk Factors in Part I, Item 1A, as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future, or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
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
•Because we derive substantially all of our revenue from our UiPath Platform™, failure of this platform to satisfy customer demands could adversely affect our business, financial condition, results of operations, and growth prospects.
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
Risks Related to Data Privacy and Cybersecurity
•We and third parties with whom we do business are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences, including regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; business disruptions; reputational harm; loss of revenue or profits; and loss of customers or sales.
•If our information technology systems or data, or those of third parties with whom we do business, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
Risks Related to Ownership of Our Class A Common Stock
•The dual class structure of our common stock has the effect of concentrating voting control with Daniel Dines, our Chief Executive Officer, co-founder, and Chairman, which will limit stockholders' ability to influence the outcome of important decisions.

PART I
Item 1. Business
Overview
First established in a Bucharest, Romania apartment in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations, starting with computer vision technology and user interface automations in our initial RPA offering, which remains the foundation of our platform today. Over the course of the past several years, we have followed a strategy of leveraging advances in AI to broaden our automation capabilities and have expanded, through both internal product development and strategic acquisitions, from RPA as a tool to automation as a platform.
Our end-to-end, integrated technology, The UiPath Platform™, allows customers to integrate AI with automation, enabling automation to take action based on learning and experience. It enables employees to quickly build automations for both existing and new processes and to automate a vast array of actions including, but not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, reading emails, and updating information fields and databases. The ability of our platform to replicate steps performed by humans in executing business processes drives operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.
AI-powered automation is here, and its momentum is continuing to grow as organizations around the world begin to understand the combined power of automation and AI to drive efficiency and accelerate business outcomes. The UiPath Platform™ continues to shape the future of work as we evolve into an AI-native platform, where agentic AI is combined with RPA to not only help our customers automate workflows, but also to orchestrate and transform end-to-end business processes.

Trends Shaping Our Industry
The following are key industry trends affecting our business outlook and product strategy:

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
While RPA can easily capture data and manipulate applications like a person would, automation of certain more complex and cognitive tasks has historically been out of reach. The evolution of AI, which refers to the capability of computer systems or algorithms to emulate intelligent human behavior, has now enabled the automation of processes with characteristics—such as high variability, inherent uncertainty, and unstructured data—that would have been impossible to automate with RPA alone. AI expands capabilities by enabling automations to learn how to read, write, listen, recognize patterns, and make complex decisions, bringing automation to a new level by opening a world of new opportunities for business growth, cost reduction, and improved productivity.

Low-code and no-code automation is enhanced by new AI capabilities.
Low-code and no-code development platforms have been greatly enhanced with the evolution of AI—including large language models, generative AI, and agentic AI. In addition, many enterprise software companies have introduced AI-powered assistants into their products. Users can simply describe their automation needs in plain language, and the assistant can automate a range of repetitive tasks and simple workflows. These advancements are transforming the way that automations are created and broadening the accessibility and footprint of automation across the enterprise.

AI-rich environments call for heightened security and governance.
Security and governance of AI, particularly generative and agentic AI, are key concerns of IT professionals. Enterprises must monitor the actions and decisions of AI agents to ensure that AI-generated outputs can be trusted to be accurate and non-hallucinatory. Further, security concerns around use of AI have increased as cyberattacks have grown in frequency and sophistication, intensifying the need for organizations to ensure that their sensitive data will not be compromised by AI agents and large language models.

Competition
The market for automation remains a fast-growing enterprise software market and is increasingly competitive. The recent introduction of AI agents has created a flurry of investment among established software companies and startups. We believe that our competitors primarily fall into the following categories:
•Enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers.
•Traditional enterprise software companies that are enhancing their offerings with investment in new AI agents.
•AI model research organizations and incubators that seek to build on their models with new capabilities for directly augmenting and assisting human workers.
•AI startups focused on process orchestration and intelligence.

•RPA software providers and adjacent automation and integration platform companies in markets such as low-code, BPM, iPaaS, process mining, IDP, and test automation that provide additional features that can be useful for automations.
We have alliances and integrations with key vendors across much of the competitive landscape, but these vendors often develop and market their own automation capabilities as extensions of their core models or platforms.
A number of technology companies have attempted to address the AI and automation needs of organizations through the application of BPM, application development platform offerings, RPA tools, and AI point offerings, as well as other horizontal software applications. However, when conducting common enterprise workflows and business-critical processes, these existing offerings are challenged by a number of inherent limitations, including:
•immature UI and API automation capabilities;
•lack of proprietary AI models relevant to company-specific and complex document or image automation;
•lack of integration and compatibility with the broad and diverse tools and systems typical in more complex workflows; and
•lack of governance capabilities at scale, including mature and proven credential management and security.
What We Offer
Our platform is purpose-built to be responsive to these challenges and to advance the next generation of automation with several key strengths:
•We deliver scalable, reliable, and secure software robots that emulate human actions with precision and speed, empowering organizations to automate repetitive tasks.
•Our platform’s embedded AI, ML, and NLP capabilities improve decisioning and information processing by adapting to constantly changing variables.
•Our platform allows users to seamlessly design and combine UI automations, API integrations, and AI-based document understanding in a single workflow.
•Our multi-tenant platform is built for enterprise deployment, with security and governance at its core, and can be deployed on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant SaaS version called Automation Cloud™, which allows rapid automation without infrastructure overhead.
•Our intuitive interface and low-code, drag-and-drop functionality empowers users of all technical levels to build and deploy complex automations quickly, using customizable and sharable components as modular building blocks.
•Our platform provides users with AI-powered automated testing for their applications, allowing them to streamline development and find and fix issues before they impact production systems.
•Our platform's process mining capabilities analyze the digital footprint of users' processes across all systems to identify the root causes and impact of inefficiencies and shorten the timeline between process analysis and automation deployment.
•Our platform tracks, measures, and forecasts automation performance, providing actionable metrics and predictive insights to continuously optimize business processes and maximize return on investment.
•Our platform was designed to enable people and automations to work together intelligently, with each focusing on the processes they execute best, to enhance productivity and improve business outcomes.

The UiPath Platform™
The UiPath Platform™ unites AI with enterprise automation, turning AI's promise into real-world impact. It provides our customers with a robust set of capabilities that allow them to discover opportunities for automation, automate using a digital workforce that seamlessly collaborates with humans, and operate a mission critical automation program at scale.

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

Idea capture and management enables organizations to centrally capture and manage automation ideas and process improvements and to prioritize them based on KPIs.

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

IDP and specialized AI remove the work from paperwork with semantic understanding of a wide range of documents—accurately and quickly.

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

Unified management and governance allow organizations to monitor the integrated platform and their automation programs centrally, enabling them to scale quickly—and responsibly.

Cloud-first flexibility offers AI-powered enterprise-ready automation instantly with SaaS, or allows organizations to self-host for data isolation or regulatory compliance needs.
In October 2024, at our Forward VII user conference, we announced our commitment to lead in agentic automation by adding core agentic AI capabilities to our existing enterprise automation platform. Our intention is to create the world's first integrated platform for agentic automation. As the UiPath Platform™ continues to evolve into an increasingly sophisticated AI-native platform, our new agentic capabilities (now in preview) will work in concert with our proven RPA capabilities to not only help our customers automate business processes, but also to build true end-to-end agentic workflows.

Our Growth Strategies
Agentic automation leadership—In addition to RPA, we are focused on targeting a new adjacent market—agentic automation— built around delivering on the benefits of agentic AI across enterprise workflows. Our approach is to drive continued awareness of the new agentic automation market, facilitate collaboration and research with influential industry analysts, engage with and showcase customers realizing early business outcomes from agentic automation, and join forces with partners that are aligned with this emerging market opportunity.
Customer acquisition and expansion—We sell our platform through a direct sales team, supported by a team of pre-sales engineers and our professional services organization, who offer technical expertise to help customers accelerate adoption and time-to-value. We also sell through channel partnerships, as well as with systems integrators, and are focused on maintaining and growing a high-quality ecosystem of partners that build, train, and certify skills on our technology as well as those that deploy our technology on behalf of their customers.
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
•Corporate and Mid-Market—For corporate and mid-market accounts, which are in the earlier stages of their automation journey, we use both direct marketing and a partner-led approach, where we provide resources to support our partners. With our new agentic automation initiatives, we expect to see a rise in inbound activities through our trial and sandbox digital marketing efforts.
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
Our sales efforts are complemented by our marketing initiatives, which build brand and category awareness, cultivate a large and growing community, and drive demand through a combination of global and local campaigns. We employ a variety of approaches to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present regularly at regional and global events, including our own Forward and On Tour conferences, and Summit and DevCon events.
Our customers see rapid time-to-value with our products, often expanding use cases and increasing their number of automations beyond their initial deployment. We expect that our new agentic automation capabilities will follow a similar trend, enabling us to expand sales within organizations as customers automate more complex workflows that require decision-making and benefit from a higher degree of agency. The broad applicability of our platform enables us to sell across all levels and departments of an organization, affording opportunity for eventual graduation to larger platform sales.
Platform investment and innovation—We intend to deliver functionalities that increase the surface area of automation for our customers through the addition of agentic AI capabilities throughout the UiPath Platform™. To this end, we have made and plan to continue to make significant investments in research and development to enhance our technology. For example, in November 2024, we released version 24.10 of the UiPath Platform™. Notably, this release introduces Autopilot for Everyone, which provides a conversational assistant for creating and interacting with automations, and Clipboard AI, which acts as an intelligent copy-paste assistant, transferring data between documents, spreadsheets, and applications. In December 2024, we released a private preview of our new Agent Builder product, which allows users to craft AI agents that can think and work by themselves, and in March

2025, our Agentic Orchestration product, which integrates AI agents, robots, and people into complex, multisystem processes, was made available for public preview.
Strategic Acquisitions—We have acquired businesses and technologies to drive platform and market expansion. For example, in July 2022, we acquired Re:infer, a provider of NLP software focused on unstructured documents and communications, laying the foundation for our Communications Mining technology, which has been a fitting complement to our existing IDP capabilities. In March 2025, we acquired Peak AI Limited, a U.K.-based software company offering an AI platform that provides pricing and inventory intelligence to customers in manufacturing and retail. We expect to continue to evaluate acquisition opportunities that we believe are complementary to our platform.
Community Engagement—We have cultivated a dynamic ecosystem of users through our Community, UiPath Academy, and Academic Alliance initiatives, which support and empower individuals to use our platform to navigate the evolving landscape of automation and AI. Our annual UiPath Community Most Valuable Professional award program recognizes global UiPath Community members for their outstanding contribution, innovation, and evangelism and provides us with a source of continuous user feedback and foresight. Additionally, to make automation more accessible, we offer free access via our Community Edition and Enterprise Trial, both available online. (Community Edition is a limited version of our platform that is offered for free to small businesses, university students, and individuals, whereas Enterprise Trial provides full functionality for a limited time.)
We believe that our highly engaged user community sets us apart and that by equipping individuals with the skills to leverage AI-powered automation, we are paving the way for broader adoption and innovation across industries. The result is a global network of automation professionals who are not only building and sharing automations, but also transforming the way work gets done.
Customers
We have a large and diversified customer base across a broad range of industry sectors.
We determine our customer count by considering the number of accounts with a unique account identifier for which we have an active license or SaaS subscription in the period indicated, including entities to which we have sold our products either directly or indirectly (for example, through a channel partner). A single organization with multiple divisions, segments, or subsidiaries is counted as a single customer. Our customer count is subject to adjustment for acquisitions, consolidations, spin-offs, and other market activity. Non-paying partners and resellers and users of free or trial subscriptions are excluded from our customer count.
We had approximately 10,753 and approximately 10,830 customers as of January 31, 2025 and 2024, respectively.
Partners
We develop and maintain business and technology partnerships that help us to integrate the latest technology into our platform and to market and deliver our platform to our customers around the world.
Our business partners include global and regional system integrators, value-added resellers, and business consultants that enhance our market presence and drive greater sales efficiencies.
Our technology partners bring specialized capabilities to our platform. We collaborate to develop solutions that address the specific requirements of horizontal and industry use cases, resulting in faster time-to-value for customers. With technology partners, hyperscalers, and AI partners, we strategically engage across product and development, marketing, and go-to-market functions. We work toward interoperability and native extensibility to ensure both first- and third-party agents, robots, and humans are seamlessly orchestrated by the UiPath Platform™ across enterprise systems, applications, and data.
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
As of January 31, 2025, we held 262 issued patents which are scheduled to expire between 2039 and 2045. As of January 31, 2025, we also had 152 pending patent applications in the U.S. (including 14 allowed U.S. patent applications), 124 pending Patent Cooperation Treaty applications, and 303 pending and 23 allowed patent applications in other jurisdictions. Our patent portfolio is aligned to and supports the UiPath Platform™ as follows:

Discover	Automate	Operate

includes 99 AI assets	includes 228 AI assets	includes 24 AI assets
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
In addition to our patents, we held 18 registered U.S. trademarks and had 3 pending U.S. trademark application and more than 500 active foreign trademark filings as of January 31, 2025.
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
We restrict access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and certain other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See Risk Factors—Risks Related to Our Intellectual Property, included in Part I, Item 1A of this Annual Report on Form 10-K, for a description of risks related to our intellectual property.
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
In the U.S., we are subject to data security and privacy rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them with new ways to opt out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the U.S. are beginning to propose laws similar to the CCPA.
As a result of our global operations, we must comply with many data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency. Furthermore, the EU AI Act imposes onerous obligations for providers and deployers of AI-related systems. In addition, we must comply with any sanctions that may be issued by countries in which we do business.
We may also be subject to regulation with respect to ESG matters. For example, the state of California has adopted rules that require companies to provide expanded climate-related disclosures, and the EU adopted the Corporate Sustainability Reporting Directive. Compliance with these developing regulations may cause us to incur additional costs.
For a discussion of the various risks we face from regulation and compliance matters, see Risk Factors—Risks Related to Data Privacy and Cybersecurity and Risk Factors—Risks Related to Regulatory Compliance and Governmental Matters included in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital
Our People
Our people are our most important asset and are key to our success. We seek to employ passionate individuals with a growth mindset who are excited to innovate and challenge the status quo.
As of January 31, 2025, we had a total of 3,868 full-time employees, geographically distributed as follows:

The following chart presents the distribution of our full-time employees by financial statement line as of January 31, 2025:
We are subject to local labor law requirements in all countries in which we operate. We consider our employee relations to be good and have not experienced any work stoppages.

Our Values
We believe that our values serve as our compass, guiding our culture, strategy, and behaviors. Embedding these values into everything we do is critical to our success and helps us deliver value to our customers, employees, and stockholders.

Humble Keep an open mind. Cultivate kindness. Be a team player. Check your ego.

Bold Speak up. Act with courage. Make decisions. Think big.

Immersed Dive deep. Be passionate. Own what you do. Be customer centric.

Fast Practice agility. Prioritize simplicity. Drive results. Be proactive.

Employee Experience
Changing the world of work starts with creating a workplace in which our employees feel inspired, empowered, and supported. We strive to provide equal opportunity and to foster an environment that drives inclusion and belonging, while also supporting our employees' overall well-being.
We continue to evolve our culture to support our strategy and our vision of accelerating human achievement through the power of automation and AI. We have designed our rewards programs to be competitive and to attract, retain, and motivate high-performing employees. We employ a consistent performance management approach globally, whereby individual performance is evaluated based on impact and alignment with our values, and we utilize various global and functional programs to recognize employee achievement and tenure.
We cultivate high-performing leaders and individual contributors through integrated talent development initiatives. Our approach empowers all employees to drive their professional growth through access to various e-learning platforms, structured mentoring relationships, and individual coaching and customized learning plans aligned with their career aspirations.
Social Responsibility and Community Initiatives
We have built an employee-led giving strategy through which employees can support charities of their choosing via donation. We further support the charitable pursuits of our people by allotting additional paid time off for activities with social impact. Our employees have volunteered, for example, in building homes for those without, feeding those in need, and in teaching children valuable technical and life skills.
In furtherance of our mission, vision, and strategy, we are committed to making automation a force for good in the world. We have invested in research, collaborations, and partnerships to develop solutions that help address global challenges and increase the positive impact of automation on people and our planet. We have supported initiatives dedicated to improving automation skills and technology access and creating social good with our free online learning platform, UiPath Academy. Working with our partners to develop accessible paths toward fulfilling careers and foster meaningful employment opportunities remains a priority for us, and we have expanded our network of partner organizations to equip students with automation skills as part of our UiPath Academic Alliance program. We also train and certify our own employees as citizen developers to automate mundane tasks, which promotes empowerment and engagement.

We also founded the UiPath Foundation, an independent non-governmental, non-profit, non-political, and non-religious global organization based in Romania, which aims to provide children living in poverty with the skills and tools necessary to reach their full potential.
At the time of our IPO in April 2021, we pledged to donate equity as a member of Pledge 1%, a global corporate philanthropy movement; as of January 31, 2025, we have donated 0.9 million shares of our Class A common stock to fund projects related to our environmental, social, and governance initiatives, with an additional 1.9 million shares of our Class A common stock reserved for distribution by April 2031.
Corporate and Available Information
We were first established in Bucharest, Romania in 2005 and incorporated in Delaware on June 9, 2015. Our principal executive offices are located at One Vanderbilt Avenue, 60th Floor, New York, New York 10017, and our telephone number is (844) 432-0455.
The UiPath logo, “UiPath,” and our other registered and common law trade names, trademarks, and service marks are the property of UiPath, Inc. or our subsidiaries. Any other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
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
We have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future. This includes leveraging the investments made in our organization in prior years and continuing to implement initiatives designed to grow our business in a disciplined manner. These initiatives include increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform (including AI capabilities), acquiring businesses, technology, talent, and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees and investing in our existing workforce, expanding our operations and infrastructures both domestically and internationally, and incurring expenses related to legal, accounting, and other administrative expenses aspects of operating as a public company. In particular, we intend to continue to expend significant funds to further develop our platform. This includes introducing new functionalities and adapting and growing our inside sales team and enterprise sales force. These efforts are aimed at driving new customer adoption and expanding use cases and integrations.
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
We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic and geopolitical uncertainties, fluctuating inflation and interest rates, tariffs, government shutdowns, regional conflicts, or other similar events or circumstances. In addition, growth of our revenue may slow, or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in the term lengths of our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
We have experienced and may continue to experience rapid growth and organizational changes. We generated revenue of $1,429.7 million and $1,308.1 million for fiscal years 2025 and 2024, respectively, representing a growth rate of 9%. Our ARR was $1,666.1 million and $1,463.7 million at January 31, 2025 and 2024, respectively, representing a growth rate of 14%. However, the revenue or ARR growth of any prior quarterly or annual fiscal period should not be relied upon as an indication of our future performance. Even if our revenue and ARR continue to increase, our revenue and ARR growth rates may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. In addition, our past results may not be indicative of our future performance. Overall growth of our business depends on a number of additional factors, including our ability to:
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
We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. Further, actions we may decide to take in the future in our attempt to achieve or sustain profitability may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. If the assumptions that we use to plan our business are incorrect, or change in reaction to changes in our market, or if we are unable to maintain consistent revenue, ARR, or revenue or ARR growth, our stock price could be volatile, and it may be difficult to achieve and sustain profitability.
Macroeconomic conditions, including volatile and weakened global economic conditions, and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in several jurisdictions. Such conditions have in the past adversely affected and may in the future adversely affect our industry, business, and results of operations.
We have sales, product, and engineering operations in many countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for 56% of our revenue for fiscal year 2025. As a result, our operations and our financial results, including our ability to execute our business strategy, design, develop, or sell products, and the demand for our products, are at times adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth; changes or uncertainty in fiscal, monetary, or trade policy; volatility in foreign exchange markets; tighter credit; fluctuating inflation and interest rates; lower capital expenditures by businesses, including on IT infrastructure; increases in unemployment; and lower consumer confidence and spending. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of the capital and credit markets, reduced liquidity, asset impairments, adverse impact on our partners or failures of counterparties including financial institutions and insurers. Trade policies and disputes have resulted and will result in increased tariffs, trade barriers, and other protectionist measures, which can make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, or impede or slow the movement of our products across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets. They can also result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to political instability and economic uncertainty globally, long-term changes in global trade and technology supply chains, domestic sourcing initiatives, and the decoupling of global trade networks, which could make it more difficult to sell our products in, or restrict our access to, some markets and have a material adverse effect on our business and growth prospects. For example, these types of unfavorable conditions have in the past disrupted and could in the future, disrupt the timing and attendance of key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and the ability to attract new customers and generate sales of our products could be negatively and adversely affected.
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
•global tensions and conflict in areas where we have customers or employees, and in surrounding areas, such as the Russian military operation in Ukraine, conflict in the Middle East, and rising tensions between China and Taiwan. Although our operations in Belarus, China, Israel, Ukraine, and Russia represent an immaterial portion of our business, individually and in the aggregate, such global and regional factors may have adversely impacted and could adversely impact our customers and employees; and
•fluctuations in the market value of our domestic and international investments and in the capital and credit markets, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors.
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
•seasonality;
•investment in new products and features relative to investments in our existing infrastructure and products;
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
We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., SaaS), and professional services. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or as services are rendered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Licenses revenue (including the term license portion of Flex Offerings) is recognized when we transfer control of the respective license to the customer. Revenue from SaaS and revenue from maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period. Professional services revenue is recognized as services are rendered.
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
Because we derive substantially all of our revenue from our UiPath Platform™, failure of this platform to satisfy customer demands could adversely affect our business, financial condition, results of operations, and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our UiPath Platform™. As such, market adoption of our automation platform is critical to our continued success. Demand for our platform may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our customers’ operations; the continued volume, variety, and velocity of automations that are generated through use of our platform; timing of development, and release of new offerings by our competitors; technological change, including in the areas of AI and ML systems, and the rate of growth in our market. Additionally, the utility of our platform and products relies in part on the ability of our customers to use our automation, AI and ML products in connection with other third-party software products that are important to our customers' businesses. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products in connection with these third-party software products, then our customers may no longer choose to adopt our platform or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition, and results of operations could be harmed. As usage of our platform grows, we will need to continue to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we have needed and will continue to need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Failure of, or delay in, these continuing efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We have faced and could continue to face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.
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
In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to be alternatives to our platform and products, our ability to sell licenses for our products could be impaired. Further, as various forms of AI, including generative and agentic AI, become more widely adopted and acceptable, if customers were to feel that our technology was not developing apace, our business and growth prospects could be harmed. The rapid evolution of AI may require the application of resources to develop, test, and maintain our products and services so that they are ethically designed to minimize unintended, harmful impacts. Similarly, our license sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products, or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.
The markets in which we participate are competitive and if we do not compete effectively our business, financial condition, and results of operations could be harmed.
Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers, RPA software providers and adjacent automation and integration platform companies in markets such as low-code, BPM, iPaaS, process mining, IDP, and test automation vendors, among others. We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business.
The automation market is a fast-growing enterprise software market and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. For instance, as our market becomes increasingly driven by cloud-based solutions, native cloud providers may enter this market and provide competitive offerings at lower prices. Additionally, open source alternatives for automation that are offered at no cost may impact our ability to sell our products to certain customers who may prefer to rely on these tools. Our competitors may be able to respond more quickly to new or expanding technology, such as newly emerging generative and agentic AI technologies, and devote more resources to product development than we can. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered, or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions. If we fail to do so, our business, financial condition, and results of operations may be harmed.

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
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our CEO, co-founder, and Chairman, as well as our other key employees in the areas of research and development, and sales and marketing. Additionally, many members of our management team have been with us for a short period of time. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead UiPath, could harm our business. Further, we have in the past taken and may in the future take actions to streamline our senior management structure. Any of these changes may not achieve our desired results. As we experience personnel turnover, we have experienced and may continue to experience some loss of internal knowledge from time to time. The streamlining of our senior management team could introduce additional risks with fewer executives tasked with leading our organization.
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
As of February 1, 2024, Robert Enslin (who had served alongside Daniel Dines as our Co-CEO since April 2022) assumed the role of our sole CEO. Mr. Dines assumed the newly-created role of Chief Innovation Officer, and continued to serve as the Executive Chairman of the board of directors. Effective June 1, 2024, Mr. Enslin resigned, and Mr. Dines again assumed the role of sole CEO, which he had held prior to April 2022.
Such senior leadership transitions can be difficult to manage and may cause disruptions to our operations. This or other leadership transitions may also increase the likelihood of turnover amongst our employees and result in changes in our business strategy, which may create uncertainty, and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with our customers and other market participants, creating uncertainty among investors, employees, and others concerning our future direction and performance. Any significant disruption, uncertainty, or change in business strategy could adversely affect our business, financial condition, and operating results. Finally, our organizational structure is becoming more complex as we continue to scale our operational, financial, and management controls as well as our reporting systems and procedures. If we fail to manage our anticipated growth, company personnel transitions, and change in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could negatively affect our products, brand, and reputation.
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
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For fiscal years 2025, 2024, and 2023, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our business, financial condition, and results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.

In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such partners to obtain credit to finance purchases of our products and services, which could negatively impact our future financial performance. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.
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
These strategic alliances may also include non-cancelable commitments we make to these third-party alliance partners whereby we plan to leverage the partner’s products or services in arrangements with third-party customers. Should we be unable to deploy the partner’s products or services in arrangements with third-party customers, it may materially and adversely impact our revenue, gross margin, profitability, and financial results in any given period. Further, these strategic alliances are a vector for potential growth and expansion for us and these alliances may not be successful and/or as profitable as we project.
If we and our channel partners fail to provide sufficient high-quality consulting, training, support, and maintenance resources to enable our customers to realize significant business value from our platform, we may see a decrease in customer adoption of our platform.
Our customers sometimes request consulting and training to assist them in integrating our platform into their business, and rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. As a result, an increase in the number of customers is likely to increase demand for consulting, training, support, and maintenance related to our products. Given that our customer base and products continue to grow, we will need to provide our customers with more consulting, training, support, and maintenance to enable them to realize significant business value from our platform. We rely on our ecosystem of partners that build, train, and certify skills on our technology, as well as deploy our technology on behalf of their customers. We have been increasing our channel partner and customer enablement through our UiPath Academy and other training initiatives designed to create an ecosystem of people that are skilled in the use and integration of our platform in business operations. However, if we and our channel partners are unable to provide sufficient high-quality consulting, training, integration, and maintenance resources, our customers may not effectively integrate our automation platform into their businesses or realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. Additionally, if our channel partners fail to perform or if any of our channel partners suffer reputational or brand harm, our customers may choose to not rely on our channel partners for consulting, training, integration, and maintenance resources. Further, some of our customers are industry leaders, and our contracts with them receive significant public attention. If we or our channel partners encounter problems in helping these customers implement our platform or if there is negative publicity regarding these engagements (even if unrelated to our services or products) our reputation could be harmed and our future financial performance could be negatively impacted. Finally, the investments required to meet the increased demand for our consulting services could strain our ability to deliver our consulting engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.
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
We also offer professional services including consulting and training and must continually adapt to assist our customers in deploying our platform in accordance with their specific automation strategies. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers, or expand customers' use of our software or secure renewal contracts, which are important for the future of our business.
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
We have in the past invested and may in the future continue to invest in potentially disruptive technologies, through various vehicles such as equity or debt investments, joint ventures, or strategic partnerships. Such investments may not produce the expected results, may require more financial resources than anticipated, or may otherwise be unsuccessful, and the value of the investments may decline or be impaired, or our business may be adversely impacted.
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
AI is enabled by or integrated into parts of our technology platform and may also be used directly or indirectly as part of our internal systems and processes. As such, AI remains a significant and growing element of our business and operations. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use. AI algorithms and models may be flawed. Our AI-related efforts, particularly those related to generative and agentic AI, or the datasets that we use in training our systems, subject us to risks related to harmful or illegal content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, sanctions, and export controls, among others. Third-party AI capabilities that can be integrated with our platform or used in our internal systems and processes, including generative AI, could also produce false or "hallucinatory" inferences about customer data, enterprises, other information, or subject matter. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns, and risks that are significant, or that we may not be able to predict, especially if our direct or indirect use of these technologies in our products and internal systems and processes were to become more important to us over time. If the recommendations, forecasts, or analyses that AI applications, including AI agents, assist in producing are deficient or inaccurate, we could be subject to competitive harm or potential legal liability, including under existing and future legislation or regulations, including in the U.S. and the EU. The rapid evolution of AI may also require us to expend additional resources to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact which may adversely affect our business, financial condition, and results of operations.
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
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of January 31, 2025, we had 2,292 customers with ARR of $100 thousand or more and 317 customers with ARR of $1 million or more, which accounted for approximately 87% and 51% of our revenue, respectively, for the period then ended. As of January 31, 2024, we had 2,054 customers with ARR of $100 thousand or more and 288 customers with ARR of $1 million or more, which accounted for approximately 86% and 52% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.

Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, financial condition, results of operations, and growth prospects.
Our platform and products are complex and use novel technology. Undetected errors, failures, or bugs have occurred in our platform and products in the past and may occur in the future. Our platform and products are used throughout our customers’ business environments and with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment, and networking configurations, which may cause errors or failures in the business environment into which our platform and products are deployed. This diversity of applications increases the likelihood of errors or failures in those business environments. Despite testing by us, real or perceived errors, failures, or bugs may not be found until our customers use our platform and products. Such failures or bugs can cause reputational damage, and in some cases can affect our revenue due to the impact of service level commitments that we offer to our customers.
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
Delays or difficulties associated with the design, implementation, or post-implementation use of our new enterprise resource planning system could adversely impact our business, financial condition, and results of operations.
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

ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example, those for credit losses or disputed amounts). As a result, ARR and our other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for additional information regarding our ARR.
We may require additional capital to support the growth of our business, and this capital may not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through customer payments and net proceeds from sales of equity securities. We cannot be certain whether our operations will consistently generate sufficient cash to fully fund our ongoing operations, our planned investments, or the growth of our business. Following our IPO, we focused on growing our business to take advantage of our market opportunities. While growth remains important, we are also focused on the path to profitability. Any future investments we make to drive growth may require us to engage in equity or debt financings to secure additional funds. Financing may not be available on terms favorable to us, if at all. The effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide from geopolitical and macroeconomic events could limit our access to financing and increase our costs of borrowing.
If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including the ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
Our ability to maintain and enhance our brand may also be subject to factors that are outside of our control. For instance, media stories regarding the potential effects on employment of automation and AI technologies that replace traditional, human-driven systems are commonplace. Unfavorable publicity regarding the impact automation may have on unemployment levels could harm our brand and reputation, even if unrelated to our products. Such negative publicity could also reduce the potential demand and size of the market for our products and decrease our revenue.
Additionally, we may not be able to protect all of our registered or unregistered trademarks or trade names relevant to our brand, and our rights may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. If we are unable to protect our rights in these trademarks and trade names, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.
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
As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in July 2022, we acquired Re:infer, an NLP company for unstructured documents and communications. In March 2025, we acquired Peak AI Limited, a U.K.-based software company offering an AI platform that provides pricing and inventory intelligence to customers in manufacturing and retail. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disruption of our ongoing operations, diversion of management attention, and increased expenses and liabilities. An acquisition may also negatively affect our financial results because it may:
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
Standards for tracking and reporting ESG (including sustainability, climate, and human capital) matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent comparative data from period to period or between UiPath and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, state regulations, and other global regulatory requirements to which we may be subject, including SEC climate-related disclosure requirements and the EU's Corporate Sustainability Reporting Directive; such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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

Risks Related to Data Privacy and Cybersecurity
We and third parties with whom we do business are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences, including regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; business disruptions; reputational harm; loss of revenue or profits; and loss of customers or sales.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and our ability to provide products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for non-compliance. For example, the CCPA, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate our compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom do business, and our customers.
Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. In the EEA, the Collective Redress Directive

(effective June 2023) will allow collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters.
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. The EU GDPR, the U.K. GDPR (collectively, "GDPR"), Brazil’s LGPD, India's Digital Personal Data Protection Act, and China’s PIPL impose strict requirements for processing personal data. Violations may result in temporary or definitive bans on data processing, material fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interest. We may have to change our business practices to comply with such obligations. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada's Anti-Spam Legislation, apply to our operations. As another example, the LGPD applies to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers in Asia, have operations Asia including in Japan, Singapore, India, and Hong Kong, and are subject to new and emerging data privacy regimes including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. We are also subject to the EU DSA, which requires us to further change our products, policies, and procedures. These new regulations create additional reporting obligations and oblige us to enhance our content moderation practices, update our internal procedures to allow users to notify of illegal content, and create internal mechanisms to handle complaints. Failures to comply with the DSA obligations may result in material fines. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed laws and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We also use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. For example, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent, or limit our use of AI/ML. Furthermore, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML, where the FTC alleges those companies have violated privacy and consumer protection laws. If we cannot use AI/ML, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Furthermore, in the EU, the EU AI Act, which has extraterritorial scope, imposes onerous obligations for providers and deployers of AI-related systems.
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
Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data export restrictions and localization requirements, for example, the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons rule finalized by the Department of Justice in late 2024, enacting the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, which is due to go into effect April 8, 2025.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we may become subject to additional such obligations in the future.
Our obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty.
Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or the third parties with whom we do business may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable laws, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
If we or the third parties upon whom we do business fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including interruptions or stoppages of data collection needed to train our algorithms); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Additionally, we publish privacy policies, marketing materials and other statements, such statements regarding our compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, material, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. Although we endeavor to comply with our privacy policies and other data protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures could subject us to potential foreign, federal, state, and local action.

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
We have in the past received and may in the future receive inquiries from or be subject to investigations by data protection authorities regarding, among other things, our privacy, data protection, and information security practices. The result of such investigations has in the past impacted and could in the future impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.
If our information technology systems or data, or those of third parties with whom we do business, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we do business process proprietary, confidential, and sensitive information, including personal data, intellectual property, and trade secrets. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems and those of the third parties with whom we do business. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers", threat actors, "hacktivists", organized criminal threat actors, personnel (such as employee theft or misuse), and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons, in conjunction with military conflicts and defense activities. During times of geopolitical and other major conflicts, we, the third parties with whom we do business, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.
We and the third parties with whom we do business may be subject to a variety of evolving threats. These include but are not limited to; social-engineering attacks (including through deepfakes, which are difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks have become increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data, loss of income, reputational harm, and diversion of resources. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number or, in some instances, all of our customers, and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic, and result in irreparable harm. In addition, remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired, or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program,
We rely on third-party service providers, sub-processors, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We share and receive sensitive information with and from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we do business). We have not detected and in the future may not detect and remediate all such vulnerabilities including on a timely basis. Even if we have issued or otherwise made available patches or information to address vulnerabilities in our software applications, products, or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could lead to such vulnerabilities being exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, or disclosure of, or access to, our sensitive information or information technology systems, or those of the third parties with whom we do business. For example, we have in the past been the target of unsuccessful phishing attempts, and we expect that such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we do business) to provide our platform.
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
If we (or a third-party with whom we do business) experience a security incident, or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent customers from using or cause customers to stop using our platform and products, deter new customers from using our platform and products, and negatively impact our ability to grow and operate our business.
A security incident may cause us to breach customer contracts. Our agreements with certain customers require us to use industry-standard or reasonable measures to safeguard personal information. We are also subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. Our contracts may not contain limitations of liability, and even when they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. In some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
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
Lawsuits can be time-consuming and expensive to resolve and can divert management’s time and attention. The software industry in which we operate is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we can. In a patent infringement claim against us, we may assert as a defense that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents, or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have, which could prevent us from deterring patent infringement claims through our own patent portfolio. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.
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
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the U.S. generated 56% and 57% of our revenue for fiscal years 2025 and 2024, respectively. Beyond the U.S., we have operational presence internationally, including in Romania, the U.K., and a number of other countries in Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, Singapore, South Korea, Turkey, and the United Arab Emirates, among others. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2025, the majority of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•potential changes in trade relations, regulations, laws, or tariffs;
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
Our international operations and personnel have rapidly expanded to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. We are currently under audit in certain jurisdictions, and topics as described above have been raised in our current and prior tax audits in Romania and India, leading to disputes and litigation. While we believe our positions are reasonable, the administrative procedures to finalize these tax audits, disputes, and litigation are in process.
The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The authorities in these jurisdictions could audit our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing and could impose additional tax, interest, and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements may not include adequate accruals to cover such contingencies. Furthermore, we are subject to periodic audits in the various jurisdictions in which we operate. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our accruals for taxes. Although we believe our estimates are reasonable, the final outcome of audits could materially differ from our expectations.
Changes in tax laws or tax rulings could materially affect our financial condition, results of operations, and cash flows.
The tax regimes that we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations and we must monitor such changes closely. For example, the TCJA, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Inflation Reduction Act enacted in 2022, made many significant changes to the U.S. tax laws, especially with regard to international aspects of taxation. Further, effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenses for tax purposes in the year incurred, and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Although there has been legislative adoption in the U.S. House of Representatives to amend the capitalization requirement, there can be no assurance that the provision will be further adopted by the U.S. Senate or otherwise modified. Similarly, as our operations are material in Romania, legislative changes have resulted in an alternative minimum corporate tax for fiscal years starting after January 1, 2024, to which we are subject. Future guidance from the IRS and other tax authorities with respect to any existing or new laws may affect us, and certain aspects of such laws could be repealed or modified in future legislation.
In addition, the OECD has been working on a BEPS Project and issued a report in 2015, an interim report in 2018, and has issued additional guidelines, model rules, and final proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In particular, the OECD is coordinating the implementation of rules to be adopted from 2023 for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One), and for a global minimum tax (Pillar Two). Although a number of jurisdictions, including the EU and the U.K., have enacted legislation to implement core elements of Pillar Two, it remains uncertain whether the U.S. will enact similar legislation.
Additionally, the European Commission and several countries have issued (and continue to issue) legislation and proposals that could change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue or online sales (e.g. Romanian alternative minimum corporate tax, digital service taxes, equalization levies).
We continue to examine the impact of these and other tax reforms on our business, and cannot predict the timing and ultimate outcome or the potential impact they may have on our tax obligations, business, financial condition, and results of operations.
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
Certain of our NOLs could expire unused and be unavailable to reduce future income tax liabilities because of their limited duration or because of restrictions under U.S. or foreign tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited to 80% of current year taxable income. NOLs generated in taxable years beginning before January 1, 2024 are permitted to be carried forward for 7 taxable years under the Romania income tax law. In 2023, the Romanian government approved Emergency Ordinance No. 115/2023. Under the Ordinance, NOLs generated in taxable years beginning after January 1, 2024 can be carried forward for 5 years, and the utilization of the NOLs is limited to 70% of current year taxable income.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Daniel Dines, our Chief Executive Officer, co-founder, and Chairman, which will limit stockholders' ability to influence the outcome of important decisions.
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our CEO, co-founder, and Chairman, Daniel Dines, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 87% voting power of our outstanding capital stock as of January 31, 2025. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to other stockholders or that may not be aligned with other stockholders' interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.

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
Because our CEO, co-founder, and Chairman, Daniel Dines, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owns shares representing in excess of 50% of the voting power of our outstanding capital stock, we are eligible to elect the “controlled company” exemption to the corporate governance rules for publicly-listed companies. We have not elected to do so. If we decide to rely on the “controlled company” exemption, then under the corporate governance rules for publicly-listed companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors and adversely affect the market price of our Class A common stock.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our CEO, co-founder, and Chairman, Daniel Dines, who holds all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
In addition, there were 30,384,125 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units outstanding as of January 31, 2025. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, vesting and settlement of outstanding restricted stock units, and other equity incentives we may grant in the future for public resale under the Securities Act. The shares of Class A common stock became eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We use third-party service providers to assist, from time to time, in identification, assessment, and management of material risks from information security threats, including but not limited to penetration testing firms, professional services firms, external legal counsel, threat intelligence service providers, information security consultants and software providers, managed cybersecurity service providers, and forensic investigators. Further, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We use certain vendor management processes to help manage information security risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Assets, Systems, and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify information security risks associated with a provider and impose contractual obligations related to information security on the provider, including, for example: conducting risk assessments and vulnerability scans related to our vendors’ services; requiring our vendors to complete security questionnaires; reviewing our vendors’ written security programs and security assessments; conducting and maintaining reports on our vendors; reviewing our vendors' third-party audit reports; conducting security assessment calls with our vendors’ security personnel; and imposing certain contractual obligations on our vendors. We apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor's programs. Reports from our third-party vendors are treated as an intake to our incident response process. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems.

For a description of the risks from information security threats that may materially affect us and how they may do so, see Risk Factors—Risks Related to Data Privacy and Cybersecurity in Part I, Item 1A of this Annual Report on Form 10-K.
Governance
Our information security risk assessment and management processes are implemented and maintained by certain of our management, including our CISO, our Chief Technology Officer, and our Director of Security Operations. Our CISO has over 30 years of experience developing and leading IT product security teams across multiple technology domains, and previously held leadership positions at several large technology companies. Our Chief Technology Officer has over 20 years of experience in various engineering and product development leadership roles, including most recently as a Corporate Vice President within a large enterprise software company, with strong background in cloud computing, distributed systems, and product development. Our Director of Security Operations has over 13 years of experience in IT security and is a Certified Information Systems Security Professional.
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
The CISO reports at least quarterly to the audit committee of the board of directors. Pursuant to its charter, the audit committee has, as an area of focus, the adequacy and effectiveness of our information security and cybersecurity policies and practices. The board of directors retains overall responsibility for assessing our major risks and considering ways to address those risks, and addresses our information security risk management as part of its general oversight function. Through its meetings with management, including the information security, internal audit and legal and compliance functions, the audit committee reviews and discusses significant areas of our business and summarizes key areas of risk and relevant mitigating factors for the board of directors.
Item 2. Properties
Our corporate headquarters and other significant leased real property as of January 31, 2025 are shown in the following table.

Location	Business Purpose	Square Footage	Lease Expiration Date
New York, NY	Global headquarters	26,363	3/31/2038
Bucharest, Romania	Corporate office	100,335	3/1/2028
Bellevue, WA (1)	Product development center	39,120	4/30/2025
Bangalore, India	Corporate office	21,006	2/14/2028
Tokyo, Japan	Corporate office	7,868	7/31/2028
(1) In January 2024, we entered into a lease for a new Bellevue, WA product development center, the term of which commenced in May 2024 and expires on October 31, 2034; this new space, with an area of 44,735 square feet, will replace our existing Bellevue lease once its build-out is completed.

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
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 11, Commitments and Contingencies—Litigation, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Number of Holders of Common Stock
The number of record holders of our Class A and Class B common stock as of March 20, 2025 was 45 and one, respectively. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of Class A common stock is held in “street name” by brokers.
Dividends
We have never declared or paid any dividends on our Class A or Class B common stock, and we do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our stock repurchase program for the three months ended January 31, 2025 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1 – 30	744	$12.55	$744	$507,386
December 1 – 31	—	—	$—	$507,386
January 1 – 31	—	$—	$—	$507,386
Total	744		744
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

Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock for the period from April 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, through January 31, 2025, as compared to the cumulative total return of the S&P 500 Index and S&P 500 Technology Index over the same period. The graph assumes a $100 investment in our Class A common stock and each of the above indices at April 21, 2021, with cash dividends reinvested as applicable.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
04/21/21
Q1 FY22
Q2 FY22
Q3 FY22
Q4 FY22
Q1 FY23
Q2 FY23
Q3 FY23
Q4 FY23
Q1 FY24
Q2 FY24
Q3 FY24
Q4 FY24
Q1 FY25
Q2 FY25
Q3 FY25
Q4 FY25
UiPath, Inc.
S&P 500 Index
S&P 500 Technology Index

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended January 31, 2025 included elsewhere in this Annual Report on Form 10-K. This discussion, particularly with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Readers should review the disclosure under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal quarters end on April 30, July 31, and October 31, and our fiscal year ends January 31. References to fiscal years 2025, 2024, and 2023 in this Annual Report on Form 10-K refer to our fiscal years ended January 31, 2025, 2024, and 2023, respectively. A discussion regarding our financial condition and our results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. For a discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 see the 2024 Form 10-K, under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Overview
UiPath is at the forefront of technology innovation and thought leadership in automation, as the provider of an end-to-end platform that can help customers realize the true potential of digital transformation. The UiPath Platform™ leverages AI, ML, and NLP to empower automations that emulate human behavior, driving operational efficiencies and meaningful business outcomes without requiring significant changes to the organization's underlying technology infrastructure.
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
For further discussion of our business, our platform, and our growth strategies, refer to Part I, Item 1. Business of this Annual Report on Form 10-K.
Fiscal Year 2025 Highlights
•Revenue of $1,429.7 million increased 9% year-over-year.
•ARR of $1,666.1 million increased 14% year-over-year.
•Gross margin was 83% for fiscal year 2025, compared to 85% for fiscal year 2024.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,724.1 million as of January 31, 2025, compared to $1,880.3 million as of January 31, 2024.
Macroeconomic Environment
As a corporation with a global presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the impact of changes in geopolitical relationships, fluctuating inflation and interest rates, monetary and trade policy changes, government efficiency initiatives, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers, prospective customers, and partners.

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
Workforce Restructuring
On June 24, 2022, our board of directors approved the Fiscal Year 2023 Workforce Restructuring to manage our operating expenses by reducing our global workforce by approximately 5%. The workforce reduction aimed to simplify our go-to-market approach and improve sales productivity. In connection with these workforce reductions, we also ceased use of our office in Brooklyn, NY. On November 10, 2022, our board of directors approved further restructuring actions to reduce our global workforce across functions by an additional 6%. The Fiscal Year 2023 Workforce Restructuring was completed during the second quarter of fiscal year 2024.
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring is substantially completed, with any remaining actions now expected to be completed by end of the second quarter of fiscal year 2026.
Refer to Note 11, Commitments and Contingencies—Workforce Restructuring included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Components of Results of Operations
Revenue
We derive revenue from the sale of: (1) software licenses for use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services.
We have a unified commercial offering for software products with both on-premises and cloud deployment options that allows customers the choice of either deployment option throughout the term of the contract. These Flex Offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
Licenses
Our term licenses (typically sold as a portion of Flex Offerings) provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. As licenses revenue is recognized at a point in time, any shift in license start dates or duration will have a direct impact on our licenses revenue.
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
Other Income, Net
Other income, net primarily consists of foreign exchange gains and losses. Other income, net also includes accretion of discounts and premiums on marketable securities.
(Benefit From) Provision For Income Taxes
(Benefit from) provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. We currently maintain a full valuation allowance on our U.S. federal and state and Romania DTAs, as we have concluded as of January 31, 2025 that it is more likely than not that these DTAs will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated (in thousands):

	Year Ended January 31,
	2025	2024
Revenue:
Licenses	$587,162	$621,392
Subscription services	801,947	649,918
Professional services and other	40,555	36,762
Total revenue	1,429,664	1,308,072
Cost of revenue:
Licenses (1)	8,565	10,469
Subscription services (1)(2)(3)(4)	167,630	111,922
Professional services and other (2)(3)(4)	70,747	73,533
Total cost of revenue	246,942	195,924
Gross profit	1,182,722	1,112,148
Operating expenses:
Sales and marketing(1)(2)(3)(4)	738,493	713,130
Research and development(2)(3)(4)	380,682	332,101
General and administrative(1)(2)(3)(4)	226,116	231,637
Total operating expenses	1,345,291	1,276,868
Operating loss	(162,569)	(164,720)
Interest income	49,422	57,130
Other income, net	35,047	31,775
Loss before income taxes	(78,100)	(75,815)
(Benefit from) provision for income taxes	(4,406)	14,068
Net loss	$(73,694)	$(89,883)

(1) Includes amortization of acquired intangible assets as follows (in thousands):	Year Ended January 31,
	2025	2024
Cost of licenses revenue	$2,747	$3,371
Cost of subscription services revenue	2,382	2,359
Sales and marketing	1,428	2,706
General and administrative	154	164
Total amortization of acquired intangible assets	$6,711	$8,600

(2) Includes stock-based compensation expense as follows (in thousands):	Year Ended January 31,
	2025	2024
Cost of subscription services revenue	$19,401	$14,750
Cost of professional services and other revenue	11,386	10,958
Sales and marketing	134,646	144,863
Research and development	132,757	117,965
General and administrative	59,961	83,419
Total stock-based compensation expense	$358,151	$371,955

(3) Includes employer payroll tax expense related to employee equity transactions as follows (in thousands):	Year Ended January 31,
	2025	2024
Cost of subscription services revenue	$448	$434
Cost of professional services and other revenue	188	327
Sales and marketing	3,069	4,176
Research and development	2,188	3,027
General and administrative	1,106	1,924
Total employer payroll tax expense related to employee equity transactions	$6,999	$9,888

(4) Includes restructuring expense as follows (in thousands):	Year Ended January 31,
	2025	2024
Cost of subscription services revenue	$2,745	$114
Cost of professional services and other revenue	105	—
Sales and marketing	15,452	1,376
Research and development	3,058	387
General and administrative	3,366	749
Total restructuring expense	$24,726	$2,626
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2025	2024
Revenue:
Licenses	41%	47%
Subscription services	56%	50%
Professional services and other	3%	3%
Total revenue	100%	100%
Cost of revenue:
Licenses	—%	1%
Subscription services	12%	8%
Professional services and other	5%	6%
Total cost of revenue	17%	15%
Gross profit	83%	85%
Operating expenses:
Sales and marketing	52%	55%
Research and development	27%	25%
General and administrative	15%	18%
Total operating expenses	94%	98%
Operating loss	(11)%	(13)%
Interest income	3%	4%
Other income, net	3%	3%
Loss before income taxes	(5)%	(6)%
(Benefit from) provision for income taxes	—%	1%
Net loss	(5)%	(7)%

Comparison of Fiscal Year 2025 and Fiscal Year 2024
Revenue

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Licenses	$587,162	$621,392	$(34,230)	(6)%
Subscription services	801,947	649,918	152,029	23%
Professional services and other	40,555	36,762	3,793	10%
Total revenue	$1,429,664	$1,308,072	$121,592	9%
Total revenue increased by $121.6 million, or 9%, for fiscal year 2025 compared to fiscal year 2024, primarily due to a $152.0 million increase in subscription services revenue partially offset by a $34.2 million decrease in licenses revenue, related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 24% was attributable to new customers and 76% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Licenses	$8,565	$10,469	$(1,904)	(18)%
Subscription services	167,630	111,922	55,708	50%
Professional services and other	70,747	73,533	(2,786)	(4)%
Total cost of revenue	$246,942	$195,924	$51,018	26%
Gross margin	83%	85%
Total cost of revenue increased by $51.0 million, or 26%, for fiscal year 2025 compared to fiscal year 2024, primarily due to a $55.7 million increase in cost of subscription services revenue, partially offset by a $2.8 million decrease in cost of professional services and other revenue. The increase in cost of subscription services revenue was primarily driven by a $25.1 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $23.1 million increase in personnel-related expenses, which included a $12.4 million increase in salary-related and bonus expenses associated with both increased average headcount and merit increases, a $4.7 million increase in stock-based compensation expense, a $3.1 million aggregate increase in employee insurance costs and employer payroll tax expense, and a $2.6 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring. Cost of subscription services revenue was also impacted by a $6.9 million increase in costs associated with the use of third-party vendors. The decrease in cost of professional services and other revenue was primarily driven by a $3.8 million decrease in personnel-related expenses, largely related to lower salary-related and bonus expenses, partially offset by a $1.5 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers.
Our gross margin decreased to 83% for fiscal year 2025 compared to 85% for fiscal year 2024, due to decrease in the proportion of higher-margin license revenue and the aforementioned increase in cost of subscription services revenue driven by increased hosting and personnel costs.

Operating Expenses
Sales and Marketing

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$738,493	$713,130	$25,363	4%
Percentage of revenue	52%	55%
Sales and marketing expense increased by $25.4 million, or 4%, for fiscal year 2025 compared to fiscal year 2024. This increase was primarily attributable to a $15.0 million increase in personnel-related expenses, which included a $14.1 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring, a $9.1 million increase in salary-related and bonus expenses, a $2.5 million aggregate increase in employee insurance costs and employer payroll taxes, and a $0.5 million increase in general employee severance, partially offset by a $10.2 million decrease in stock-based compensation expense and a $1.1 million decrease in employer payroll tax expense related to employee equity transactions. Sales and marketing was also impacted by a $10.7 million increase in sales commissions as a result of higher amortization of capitalized contract acquisition costs and a $4.7 million increase in marketing expenses largely related to our Forward VII user conference. These increases were partially offset by a $2.8 million decrease in depreciation and amortization expense and a $1.1 million decrease in sales-related software expenses.
Research and Development

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$380,682	$332,101	$48,581	15%
Percentage of revenue	27%	25%
Research and development expense increased by $48.6 million, or 15%, for fiscal year 2025 compared to fiscal year 2024. The increase was primarily attributable to a $26.1 million increase in personnel-related costs, which included a $14.8 million increase in stock-based compensation expense, an $8.5 million increase in salary-related and bonus expenses, and a $2.7 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring. Research and development expense was also impacted by an $18.7 million increase in hosting and software services costs, a $1.7 million increase in third-party consulting fees, and a $1.6 million increase in rent expense.
General and Administrative

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$226,116	$231,637	$(5,521)	(2)%
Percentage of revenue	15%	18%
General and administrative expense decreased by $5.5 million, or 2%, for fiscal year 2025 compared to fiscal year 2024. This decrease was primarily attributable to a $19.7 million decrease in personnel-related expenses, which included a $23.5 million decrease in stock-based compensation expense and a $0.8 million decrease in employer payroll tax expense related to employee equity transactions, partially offset by a $2.6 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring and a $1.9 million increase in employee insurance costs. General and administrative expense was also impacted an $11.1 million increase in software service and implementation costs, a $2.7 million increase due to a credit loss recovery recorded in the prior comparable period, a $2.3 million increase in charitable donations mainly driven by the increased fair value of our Class A common shares contributed to a donor-advised fund in the current year, and a $1.9 million increase in third-party consulting fees, partially offset by a $3.9 million decrease in commercial insurance costs.

Interest Income

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Interest income	$49,422	$57,130	$(7,708)	(13)%
Percentage of revenue	3%	4%
Interest income decreased by $7.7 million, or 13%, for fiscal year 2025 compared to fiscal year 2024 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other Income, Net

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$35,047	$31,775	$3,272	10%
Percentage of revenue	3%	3%
Other income, net increased by $3.3 million, or 10%, for fiscal year 2025 compared to fiscal year 2024, primarily due to a $6.6 million increase in foreign currency transaction gains and a $1.9 million increase in accretion of discounts on marketable securities, partially offset by a $3.9 million decrease in legal expense related to shareholder litigation and a $1.6 million decrease in sublease income.
(Benefit From) Provision For Income Taxes

	Year Ended January 31,
	2025	2024	Change	% Change
	(dollars in thousands)
(Benefit from) provision for income taxes	$(4,406)	$14,068	$(18,474)	NM(1)
Percentage of revenue	0%	1%
(1) Not meaningful
Provision for income taxes decreased by $18.5 million for fiscal year 2025 compared to fiscal year 2024, mainly driven by the tax benefit related to release of valuation allowance associated with our U.K. DTA, partially offset by tax expenses recognized related to the changing of our intent with respect to permanent reinvestment of foreign earnings.
Key Performance Metric
We monitor ARR to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At January 31, 2025 and 2024, our ARR was $1,666.1 million and $1,463.7 million, respectively, representing a growth rate of 14%. Approximately 21% of this growth rate was due to new customers and 79% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 110% and 119% as of January 31, 2025 and 2024, respectively. We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR, the ARR from the cohort of all customers as of 12 months prior to such period end. We then calculate Current Period ARR, the ARR from these same customers as of the current period end. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at January 31, 2025 and 2024 is as follows:

	At January 31,
	2025	2024
	(dollars in thousands)

ARR	$1,666,136	$1,463,698
Incremental ARR (1)	$202,438	$259,853

Customers with ARR ≥ $1 million:
Number of customers	317	288
Percent of fiscal year revenue	51%	52%
Customers with ARR ≥ $100 thousand:
Number of customers	2,292	2,054
Percent of fiscal year revenue	87%	86%

Dollar-based net retention rate	110%	119%
(1) For the fiscal years ended January 31, 2025 and 2024, respectively
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities. Our principal uses of cash in recent periods have been to fund our operations, invest in capital expenditures, engage in various business acquisitions, and, more recently, repurchase shares of our Class A common stock. As of January 31, 2025 and 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,723.6 million and $1,879.8 million, respectively, and we had an accumulated deficit of $1,987.9 million and $1,914.2 million, respectively. During the fiscal years ended January 31, 2025 and 2024, we reported net losses of $73.7 million and $89.9 million, respectively, and net cash provided by operations of $320.6 million and $299.1 million, respectively.
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
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our outstanding shares of Class A common stock. Refer to Note 12, Stockholders' Equity—Stock Repurchase Program for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities(1)	$320,565	$299,082
Net cash used in investing activities	(45,503)	(439,569)
Net cash used in financing activities	(450,515)	(196,895)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(6,907)	$(10,483)
Net receipts (payments) of employee tax withholdings on stock option exercises	3	(980)
Cash paid for restructuring costs	(15,283)	(6,180)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for fiscal year 2025 of $320.6 million was driven by cash collections from our customers, which were approximately 7% higher than in the prior year, and interest income on our marketable securities. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 bonuses paid in the first quarter of fiscal year 2025 and employer payroll taxes related to employee equity transactions. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring, and payments for professional service, software and office rent.
Net cash provided by operating activities for fiscal year 2024 of $299.1 million was driven by cash collections from our customers and interest income on our marketable securities, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2023 bonuses paid in the first quarter of fiscal year 2024 and employer payroll taxes related to employee equity transactions. Other cash operating expenditures included payments related to our Fiscal Year 2023 Workforce Restructuring, which was concluded during the second quarter of fiscal year 2024, and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for fiscal year 2025 of $45.5 million was primarily driven by a $35.8 million investment in the H company and $14.9 million in capital expenditures, partially offset by $5.2 million in net maturities of marketable securities.
Net cash used in investing activities for fiscal year 2024 of $439.6 million was primarily driven by $435.0 million in net purchases of marketable securities and $7.3 million in capital expenditures.
Financing Activities
Net cash used in financing activities for fiscal year 2025 of $450.5 million was primarily driven by $390.8 million in repurchases of Class A common stock under our stock repurchase program, $77.9 million in payments of tax withholdings on net settlement of equity awards, and $5.6 million loan note payment on the second anniversary of the acquisition of Re:infer, partially offset by $15.6 million in proceeds from ESPP contributions and $8.0 million in proceeds from stock option exercises.
Net cash used in financing activities for fiscal year 2024 of $196.9 million was primarily driven by $112.1 million in payments of tax withholdings on net settlement of equity awards, $102.6 million in repurchases of Class A common stock under our stock repurchase program, and $5.9 million loan note payment on the first anniversary of the acquisition of Re:infer, partially offset by $17.6 million in proceeds from ESPP contributions and $6.7 million in proceeds from stock option exercises.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation and payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of January 31, 2025, accrued compensation and benefits of $112.4 million are included in current liabilities on our consolidated balance sheet. Refer to Note 9, Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities as of January 31, 2025.
The following table summarizes the aggregate effect that our material contractual obligations as of January 31, 2025 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease commitments(1)	$111,886	$8,481	$27,837	$18,688	$56,880
Purchase commitments	170,168	78,613	89,181	2,374	—
Total contractual obligations	$282,054	$87,094	$117,018	$21,062	$56,880
(1) Inclusive of $0.2 million of commitments related to operating leases which have not yet commenced.

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
Additionally, our stock repurchase program may represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. As of January 31, 2025, approximately $507.4 million remained of the $1,000.0 million authorized by our board of directors. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. Refer to Note 12, Stockholders' Equity—Stock Repurchase Program for further details.
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

Income Taxes
We are subject to income taxes in the U.S and in a number of foreign jurisdictions. We apply significant judgment in determining our provision for (benefit from) income taxes, particularly with regard to assessment of DTAs and evaluation of tax positions.
Pursuant to ASC 740, Income Taxes, we account for income taxes using the asset and liability method, whereby DTAs and DTLs are recognized to represent the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and for NOL and tax credit carryforwards. DTAs and DTLs are measured using the currently enacted tax rates and laws that are expected to apply in the years in which we expect to realize or settle them. In the case of DTAs, we regularly assess the realizability of future associated tax benefits by considering both positive and negative evidence, such as the adequacy of expected future taxable income on a jurisdictional basis (including forecasted income and whether a sustained trend of profitability exists historically), any carryforward periods available, and prudent and feasible tax planning strategies. The evaluation of this evidence requires judgment. If we determine that it is more likely than not that all or a portion of a DTA will not be realized in the future, a valuation allowance is provided. If and when sufficient positive evidence becomes available to indicate that it is more likely than not at all or a portion of a DTA will be realized, we may release all or a portion of a valuation allowance accordingly. For example, during fiscal year 2025, based on the available positive and negative evidence including the amount of taxable income in the U.K. in recent years and our expectations of future profits in the U.K., we determined it to be more likely than not that our U.K. DTA is realizable and released the $24.7 million valuation allowance associated with the U.K. DTA. However, we continue to maintain full valuation allowances against our U.S. and Romania DTAs because we believe that it is more likely than not that these DTAs will not be realized, with our valuation allowances totaling $406.3 million as of January 31, 2025. We may release some or all of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and if positive evidence of sustained profitability is established to support the realization of the related DTAs. Such release would result in a decrease in the provision for income taxes in the period of the release.
Similarly, significant judgement is required in evaluating our tax positions. In the ordinary course of business, there exist many transactions and calculations for which the ultimate tax settlement is uncertain. ASC 740 prescribes a two-step approach to recognizing and measuring uncertain tax positions: (1) evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, based on the technical merits of the tax position, and including resolution of related appeals or litigation processes, if any; and (2) measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. We consider a number of factors when evaluating tax positions and estimating tax benefits, including changes in facts and circumstances, changes in tax law, tax audit status, and communications with tax authorities. Any changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our provision for income taxes in the period in which the change is made. In particular, if a tax position is not sustained upon audit and we are required to pay amounts in excess of the associated accrual, or if no accrual has been made, our provision for income taxes will increase.
For further information about our income taxes, including DTAs and associated valuation allowances and tax positions, refer to Note 14. Income Taxes, included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and —Recently Issued Accounting Pronouncements, included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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

Interest Rate Risk
As of January 31, 2025, we had $879.2 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $844.4 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements for fiscal year 2025.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other income, net on our consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during fiscal year 2025, 2024, or 2023. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $25.2 million for fiscal year 2025. For fiscal year 2025, approximately 52% of our revenue and approximately 37% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $6.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors UiPath, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of UiPath, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Assessment of Terms and Conditions in Certain Contracts
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from term licenses, maintenance and support services, SaaS products, and professional services. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue when, or as, a performance obligation is satisfied. Management applies judgment in identifying and evaluating any terms and conditions in contracts that may impact revenue recognition. For the year ended January 31, 2025, the Company recorded revenue of $1.43 billion.
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
New York, New York
March 24, 2025

UiPath, Inc.
Consolidated Balance Sheets
Amounts in thousands except per share data

	As of January 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$879,196	$1,061,678
Restricted cash	438	438
Marketable securities	750,322	818,145
Accounts receivable, net of allowance for credit losses of $1,642 and $1,119, respectively	451,131	436,296
Contract assets	88,735	84,197
Deferred contract acquisition costs	82,461	74,678
Prepaid expenses and other current assets	86,276	104,980
Total current assets	2,338,559	2,580,412
Marketable securities, non-current	94,113	—
Contract assets, non-current	3,447	6,214
Deferred contract acquisition costs, non-current	139,341	154,317
Property and equipment, net	32,740	23,982
Operating lease right-of-use assets	66,500	56,072
Intangible assets, net	7,905	14,704
Goodwill	87,304	89,026
Deferred tax assets	27,963	4,678
Other assets, non-current	67,398	25,353
Total assets	$2,865,270	$2,954,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,178	$3,447
Accrued expenses and other current liabilities	83,923	83,997
Accrued compensation and employee benefits	112,355	137,442
Deferred revenue	569,464	486,805
Total current liabilities	798,920	711,691
Deferred revenue, non-current	135,843	161,027
Operating lease liabilities, non-current	74,230	58,713
Other liabilities, non-current	10,515	7,213
Total liabilities	1,019,508	938,644
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 508,680 and 492,660 shares issued, respectively; 471,059 and 486,820 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 82,453 shares issued and outstanding	1	1
Treasury stock, at cost, 37,621 shares and 5,840, respectively	(494,779)	(102,615)
Additional paid-in capital	4,333,300	4,024,079
Accumulated other comprehensive (loss) income	(4,890)	8,825
Accumulated deficit	(1,987,875)	(1,914,181)
Total stockholders’ equity	1,845,762	2,016,114
Total liabilities and stockholders’ equity	$2,865,270	$2,954,758
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Operations
Amounts in thousands except per share data

	Year Ended January 31,
	2025	2024	2023
Revenue:
Licenses	$587,162	$621,392	$497,836
Subscription services	801,947	649,918	508,823
Professional services and other	40,555	36,762	51,922
Total revenue	1,429,664	1,308,072	1,058,581
Cost of revenue:
Licenses	8,565	10,469	10,421
Subscription services	167,630	111,922	87,366
Professional services and other	70,747	73,533	82,264
Total cost of revenue	246,942	195,924	180,051
Gross profit	1,182,722	1,112,148	878,530
Operating expenses:
Sales and marketing	738,493	713,130	701,558
Research and development	380,682	332,101	285,750
General and administrative	226,116	231,637	239,505
Total operating expenses	1,345,291	1,276,868	1,226,813
Operating loss	(162,569)	(164,720)	(348,283)
Interest income	49,422	57,130	27,955
Other income, net	35,047	31,775	2,767
Loss before income taxes	(78,100)	(75,815)	(317,561)
(Benefit from) provision for income taxes	(4,406)	14,068	10,791
Net loss	$(73,694)	$(89,883)	$(328,352)
Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.60)
Weighted-average shares used in computing net loss per share, basic and diluted	559,933	563,855	548,022
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Comprehensive Loss
Amounts in thousands

	Year Ended January 31,
	2025	2024	2023
Net loss	$(73,694)	$(89,883)	$(328,352)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(272)	519	(284)
Foreign currency translation adjustments, net	(13,443)	694	(3,003)
Other comprehensive (loss) income, net	(13,715)	1,213	(3,287)
Comprehensive loss	$(87,409)	$(88,670)	$(331,639)
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands

	Common stock				Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2022	458,773	$4	82,453	$1	—	$—	$3,406,959	$10,899	$(1,495,946)	$1,921,917
Issuance of common stock upon exercise of stock options	4,770	—	—	—	—	—	8,245	—	—	8,245
Vesting of early exercised stock options	—	—	—	—	—	—	1,357	—	—	1,357
Issuance of common stock upon settlement of restricted stock units	13,644	1	—	—	—	—	—	—	—	1
Tax withholdings on settlement of restricted stock units	(4,646)	—	—	—	—	—	(75,181)	—	—	(75,181)
Charitable donation of Class A common stock	300	—	—	—	—	—	5,499	—	—	5,499
Shares issued in connection with business acquisition	570	—	—	—	—	—	2,965	—	—	2,965
Issuance of common stock under the employee stock purchase plan	1,190	—	—	—	—	—	15,804	—	—	15,804
Repurchase of unvested early exercised stock options	(441)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	371,190	—	—	371,190
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,287)	—	(3,287)
Net loss	—	—	—	—	—	—	—	—	(328,352)	(328,352)
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	5,221	—	—	—	—	—	6,728	—	—	6,728
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	17,695	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(6,061)	—	—	—	—	—	(113,162)	—	—	(113,162)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Repurchase of Class A common stock	—	—	—	—	(5,840)	(102,615)	—	—	—	(102,615)
Issuance of common stock under the employee stock purchase plan	1,364	—	—	—	—	—	17,313	—	—	17,313
Stock-based compensation	—	—	—	—	—	—	372,145	—	—	372,145
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,213	—	1,213
Net loss	—	—	—	—	—	—	—	—	(89,883)	(89,883)
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	4,002	—	—	—	—	—	8,032	—	—	8,032
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	15,357	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5,170)	—	—	—	—	—	(79,299)	—	—	(79,299)
Charitable donation of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A common stock	—	—	—	—	(31,781)	(392,164)	—	—	—	(392,164)
Issuance of common stock under employee stock purchase plan	1,550	—	—	—	—	—	15,708	—	—	15,708
Stock-based compensation	—	—	—	—	—	—	358,214	—	—	358,214
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,715)	—	(13,715)
Net loss	—	—	—	—	—	—	—	—	(73,694)	(73,694)
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762

The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(73,694)	$(89,883)	$(328,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,232	22,597	18,723
Amortization of deferred contract acquisition costs	92,089	75,471	59,826
Net accretion on marketable securities	(31,778)	(28,246)	(1,782)
Stock-based compensation expense	358,151	371,955	369,840
Charitable donation of Class A common stock	6,564	4,215	5,499
Non-cash operating lease expense	15,899	13,047	11,675
Abandonment and impairment charges	—	—	2,881
(Benefit from) provision for deferred income taxes	(19,794)	554	861
Other non-cash credits, net	(2,332)	(3,700)	(2,465)
Changes in operating assets and liabilities:
Accounts receivable	(22,173)	(64,217)	(123,783)
Contract assets	(3,991)	(14,694)	(185)
Deferred contract acquisition costs	(89,157)	(118,833)	(118,909)
Prepaid expenses and other assets	7,065	4,222	(59,810)
Accounts payable	27,856	(5,052)	(1,571)
Accrued expenses and other liabilities	9,235	11,804	(14,954)
Accrued compensation and employee benefits	(23,428)	(4,039)	15,086
Operating lease liabilities, net	(15,527)	(13,590)	(3,307)
Deferred revenue	68,348	137,471	160,746
Net cash provided by (used in) operating activities	320,565	299,082	(9,981)
Cash flows from investing activities:
Purchases of marketable securities	(1,470,355)	(1,485,965)	(388,409)
Maturities of marketable securities	1,475,584	1,050,984	151,426
Purchases of property and equipment	(14,923)	(7,342)	(23,815)
Payments related to business acquisitions, net of cash acquired	—	—	(29,542)
Purchases of investments	(35,809)	—	—
Other investing, net	—	2,754	1,197
Net cash used in investing activities	(45,503)	(439,569)	(289,143)
Cash flows from financing activities:
Repurchases of Class A common stock	(390,751)	(102,615)	—
Proceeds from exercise of stock options	8,032	6,740	8,388
Payments of tax withholdings on net settlement of equity awards	(77,930)	(112,067)	(73,095)
Net receipts (payments) of tax withholdings on sell-to-cover equity award transactions	99	(645)	(9,480)
Proceeds from employee stock purchase plan contributions	15,605	17,555	15,011
Payment of deferred consideration related to business acquisition	(5,570)	(5,863)	—
Repurchase of unvested early exercised stock options	—	—	(1,493)
Net cash used in financing activities	(450,515)	(196,895)	(60,669)
Effect of exchange rate changes	(7,029)	(2,621)	(6,811)
Net decrease in cash, cash equivalents, and restricted cash	(182,482)	(340,003)	(366,604)
Cash, cash equivalents, and restricted cash at beginning of period	1,062,116	1,402,119	1,768,723
Cash, cash equivalents, and restricted cash at end of period	$879,634	$1,062,116	$1,402,119

Supplemental disclosures of cash flow information:
Cash paid for interest	$309	$563	$651
Cash paid for income taxes	16,709	10,822	20,999
Supplemental disclosures of non-cash investing and financing activity:
Value of shares issued in payment of business acquisitions	—	—	2,965
Loan notes issued in connection with business acquisitions	—	—	11,433
Reduction in accrued expenses and other liabilities for vesting of early exercised stock options	2	2	1,357
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	4,674	3,354	2,213
Purchases of property and equipment included in accounts payable	2,897	511	1,056
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Consolidated Financial Statements

1	Organization and Description of Business

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
We have legal presence in 31 countries, with our principal operations in the U.S., Romania, and Japan.

2	Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the financial statements of UiPath, Inc. and its subsidiaries in which we hold a controlling financial interest. Intercompany transactions and accounts have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal years 2025, 2024, and 2023 refer to the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease ROU assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense, timing and amount of contingencies, costs related to our restructuring actions, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income, net in the consolidated statements of operations. For fiscal years 2025, 2024, and 2023, we recognized foreign currency transaction gains (losses) of $6.9 million, $0.3 million, and $(0.5) million, respectively.
Derivative Financial Instruments
From time to time, we use derivative financial instruments, such as foreign currency forward contracts, to manage foreign currency exposures. We account for our derivative instruments as either assets or liabilities and carry them at fair value. These foreign currency contracts are not designated and do not qualify as hedging

UiPath, Inc.
Notes to Consolidated Financial Statements
instruments, as defined by ASC 815, Derivatives and Hedging. We did not have foreign currency forward contracts during fiscal year 2025, 2024, or 2023.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed FDIC limits. As of January 31, 2025 and 2024, 86% and 91%, respectively, of our cash and cash equivalents were concentrated in the U.S., EU countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For fiscal years 2025, 2024, and 2023, no single customer accounted for 10% or more of our total revenue. As of January 31, 2025 and 2024, no single customer accounted for 10% or more of our accounts receivable.
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
Financial instruments consist of cash equivalents, marketable securities and other investments, accounts receivable, and accounts payable. Marketable securities and other investments are recorded at fair value. Cash equivalents, accounts receivable and accounts payable are recorded at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

UiPath, Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.
Marketable Securities
Our marketable securities consist primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper with original maturity dates of more than three months from the date of purchase. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale securities based on our intentions with regard to these instruments, and we classify them as current or non-current assets in the consolidated balance sheets based on their stated maturity dates.
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
We evaluate an available-for-sale debt security for impairment if the estimated fair value is below its amortized cost basis. We consider our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized basis. If either of these conditions exist, the debt security’s amortized cost basis is written down to fair value, with the change recognized in other income (expense), net in the consolidated statements of operations. If neither of these conditions are present, we evaluate whether unrealized losses have resulted from a credit loss or other factors. To determine whether a decline in value is related to credit loss, we evaluate, among other factors, the extent to which the fair value is less than the amortized cost basis and any adverse conditions specifically related to an issuer of a security or its industry. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to other income (expense), net in the consolidated statements of operations. As of January 31, 2025 and 2024 we did not record any allowance for credit losses related to our available-for-sale marketable securities, and we did not record any impairments related to these securities in fiscal year 2025, 2024, or 2023.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Our accounts receivable are reduced by an allowance for credit losses. This allowance contemplates estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors such as historical write-off experience, credit quality of the customer, age of the receivable balance, current economic conditions and forecasts of future economic conditions, and projections of future collections. We write off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was $1.6 million and $1.1 million as of January 31, 2025 and 2024, respectively. Credit loss expense (recovery) was $2.0 million, $(1.6) million, and $1.2 million for fiscal years 2025, 2024, and 2023, respectively.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Asset Category	Estimated Useful Life
Computer and equipment	1 to 2 years
Furniture and fixtures	2 to 9 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life (1 to 13 years)

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
Costs previously capitalized under ASC 350-40 in connection with development of our SaaS products are amortized on a straight-line basis over the product’s estimated useful life of five years and such amortization is included in cost of subscription services revenue on the consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized internal-use software development costs were $7.4 million and $7.5 million as of January 31, 2025 and 2024, respectively. Amortization expense was $1.3 million for fiscal years 2025, 2024, and 2023. Accumulated amortization was $5.5 million and $4.3 million as of January 31, 2025 and 2024, respectively.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and such amortization is included in operating expenses in the same line item on the consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $12.1 million and $2.7 million as of January 31, 2025 and 2024, respectively, and are recorded in other assets, non-current on our consolidated balance sheets. Related amortization expense was $0.3 million, none, and $1.0 million for fiscal years 2025, 2024, and 2023, respectively. Accumulated amortization was $2.4 million and $2.2 million as of January 31, 2025 and 2024, respectively.
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
Our internal development costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and such amortization is included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying product. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our products. Capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized software development costs were $4.2 million as of January 31, 2025 and 2024. Related amortization expense was $0.8 million, $0.9 million, and $0.9 million for fiscal years 2025, 2024, and 2023,

UiPath, Inc.
Notes to Consolidated Financial Statements
respectively. Accumulated amortization was $3.7 million and $3.0 million as of January 31, 2025 and 2024, respectively.
Capitalized license fees paid to third parties are amortized over the license term at the greater of a straight-line or a consumption basis and such amortization is included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying third-party product. Capitalized costs are included in prepaid expenses and other current assets and other assets, non-current on the consolidated balance sheets. Capitalized license fees were $2.7 million and $4.2 million as of January 31, 2025 and 2024, respectively. Related amortization expense was $7.7 million, $8.4 million, and $7.3 million for fiscal years 2025, 2024, and 2023, respectively.
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
Business Acquisitions
Assets acquired and liabilities assumed in a business combination are recorded at their respective fair values at the date of the acquisition in accordance with ASC 805, Business Combinations (with the exception of contract assets and contract liabilities, which are measured according to ASC 606, Revenue from Contracts with Customers, discussed under the heading "Revenue Recognition," below). Determination of the fair value of assets acquired and liabilities assumed relies on management judgments and often involves the use of estimates and assumptions, including but not limited to assumptions about future cash inflows and outflows, discount rates, and lives of intangible and other assets. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
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
At the time of testing, if we determine that it is more likely than not that the estimated fair value of our single reporting unit is less than its carrying value, a quantitative assessment is performed by comparing the fair value of the reporting unit with its carrying value. In order to make this determination, we may make an initial assessment of qualitative factors, or may proceed directly to the quantitative impairment test. There were no impairment charges to goodwill during fiscal years 2025, 2024, and 2023.
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
There were no events or changes in circumstances during fiscal year 2025, 2024, or 2023 which indicated potential impairment of our long-lived assets.
Revenue Recognition
We derive revenue from the sale of: (1) software licenses for on-premises use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services. For many of our products that are available both on-premises and via SaaS, we sell a single offering that allows customers the choice of either on-premises or SaaS deployment throughout the term of the contract. These Flex Offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
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
Licenses
Our term licenses (typically sold as a portion of Flex Offerings), provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided or annually at contract anniversary, which results in a contract asset at contract inception.
Subscription Services
We generate subscription services revenue through the provision of: (1) maintenance and support, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for our licenses, and (2) SaaS products (typically sold as a portion of Flex Offerings).
Maintenance and support represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements. For maintenance and support, we generally invoice when the associated license(s) are provided or annually at contract anniversary, which results in a contract liability at contract inception.
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
Professional Services and Other
Professional services and other revenue consists of fees associated with professional services for process automation, customer education, and training services. Our professional services contracts are structured on a time and materials or fixed price basis, and the related revenue is recognized as the services are rendered. We use a cost-based input method as the measure of progress toward satisfying the performance obligation. For professional services, we invoice as the services are provided, which results in either a contract asset or liability, depending on the timing of the services, or in advance, which results in a contract liability at contract inception.
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
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded for fiscal year 2025, 2024, or 2023.
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
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Such costs were $45.9 million, $44.3 million, and $41.5 million for fiscal years 2025, 2024, and 2023, respectively.
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
The fair value of each stock option is determined using the Black-Scholes pricing model. The fair value of RSUs and RSAs is determined based on the fair value of our Class A common stock on the grant date. The fair value of PSUs that are dependent on the satisfaction of a performance condition is also determined based on the fair value of our Class A common stock on the grant date. The fair value of ESPP awards is determined using the Black-Scholes pricing model.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
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
We recognize any interest and penalties related to uncertain tax positions as a component of (benefit from) provision for income taxes in the consolidated statements of operations.
Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Net loss is allocated between Class A and Class B common stock based on the weighted-average shares outstanding for each class. Diluted net loss per share is the same as basic net loss per share because potentially dilutive common stock equivalents are anti-dilutive when in a net loss position.
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
All potentially dilutive common stock equivalents were anti-dilutive in fiscal years 2025, 2024, and 2023, as we were in a net loss position for these periods.
Segment Information
Our chief operating decision maker, or CODM, is our CEO. (From the second quarter of fiscal year 2023 through the second quarter of fiscal year 2025, our Co-CEOs acted together as CODM.) The CODM reviews financial information at the consolidated level and manages business activities as one operating and reportable segment. Because the assets of our single reportable segment are presented as total assets on our consolidated balance sheets, no other measure of segment assets is regularly provided to the CODM. Net (loss) income, as reported on our consolidated statements of operations, is one of the measures of segment profit or loss used by our CODM to evaluate performance relative to plan, make resource allocation decisions, and monitor profitability trends.
Significant Segment Expenses
Revenue (the sources of which are described under the heading "Revenue Recognition," above) is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net loss for the periods presented as follows (in thousands):

UiPath, Inc.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2025	2024	2023
Revenue	$1,429,664	$1,308,072	$1,058,581
Significant segment expenses:
Adjusted cost of licenses(1)	5,818	7,098	7,667
Adjusted cost of subscription services(1)(2)(3)(4)	142,654	94,265	73,207
Adjusted cost of professional services and other(2)(3)(4)	59,068	62,248	69,436
Adjusted sales and marketing(1)(2)(3)(4)	583,898	560,009	520,387
Adjusted research and development(2)(3)4)	242,679	210,722	181,018
Adjusted general and administrative(1)(2)(3)(4)(5)	154,965	141,166	141,706
Other segment items(6)	361,393	356,909	403,780
Amortization of acquired intangible assets	6,711	8,600	6,896
Interest income	(49,422)	(57,130)	(27,955)
(Benefit from) provision for income taxes	(4,406)	14,068	10,791
Net loss	$(73,694)	$(89,883)	$(328,352)
(1) Excludes amortization of acquired intangible assets
(2) Excludes stock-based-compensation
(3) Excludes employer payroll tax on employee equity transactions
(4) Excludes restructuring costs
(5) Excludes charitable donation of Class A common stock
(6) Other segment items include stock-based compensation expense; employer payroll tax expense related to employee equity transactions; restructuring costs; Charitable donation of Class A common stock; and other income, net.

Entity-Wide Disclosures
The following table presents our long-lived assets other than financial instruments, net of accumulated depreciation and amortization, by geographic region (in thousands):

	As of January 31,
	2025	2024
U.S.	$183,244	$189,227
Romania	86,933	81,740
United Kingdom	75,574	45,445
Netherlands	24,071	27,004
Rest of world	26,449	29,430
Total long-lived assets	$396,271	$372,846
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is intended to improve reportable segments disclosures requirements, primarily through enhanced disclosures about significant segment expenses. We adopted ASU No.

UiPath, Inc.
Notes to Consolidated Financial Statements
2023-07 as of January 31, 2025 and have included the relevant disclosures under the heading "Segment Information" above.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU No. 2024-03 requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations, and may be applied prospectively or retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

3	Revenue Recognition

Disaggregation of Revenue
The following table summarizes revenue by geographical region (dollars in thousands):

	Year Ended January 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas(1)	$695,053	49%	$631,923	48%	$529,060	50%
Europe, Middle East, and Africa	457,703	32%	415,915	32%	301,036	28%
Asia-Pacific(2)	276,908	19%	260,234	20%	228,485	22%
Total revenue	$1,429,664	100%	$1,308,072	100%	$1,058,581	100%
(1)Revenue from the U.S. represented 44%, 43%, and 46% of our total revenues for fiscal years 2025, 2024, and 2023, respectively.
(2)Revenue from Japan represented 9%, 9%, and 10% of our total revenues for fiscal years 2025, 2024, and 2023, respectively.
Contract Balances
Significant changes in our contract assets and deferred revenue balances during the periods presented were as follows (in thousands):

	Year Ended January 31,
Contract Assets	2025	2024
Beginning balance	$90,411	$75,783
Contract assets recognized during the year	88,862	84,180
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the year	(84,197)	(69,260)
Translation adjustments	(2,894)	(292)
Ending balance	$92,182	$90,411
Contract assets, current	$88,735	$84,197
Contract assets, non-current	3,447	6,214
Total contract assets	$92,182	$90,411

UiPath, Inc.
Notes to Consolidated Financial Statements

	Year Ended January 31,
Deferred Revenue	2025	2024
Beginning balance	$647,832	$520,031
Additions to deferred revenue during the year	1,410,482	1,364,473
Revenue recognized that was included in deferred revenue at the beginning of the period	(486,805)	(398,334)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(855,330)	(828,668)
Translation adjustments	(10,872)	(9,670)
Ending balance	$705,307	$647,832
Deferred revenue, current	$569,464	$486,805
Deferred revenue, non-current	135,843	161,027
Total deferred revenue	$705,307	$647,832
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,242.6 million, which consists of $705.3 million of billed consideration and $537.3 million of unbilled consideration. We expect to recognize 65% of our remaining performance obligations as revenue over the next twelve months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. The following table represents a rollforward of our deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2025	2024
Beginning balance	$228,995	$187,503
Additions to deferred contract acquisition costs	89,124	118,844
Amortization of deferred contract acquisition costs	(92,089)	(75,471)
Translation adjustments	(4,228)	(1,881)
Ending balance	$221,802	$228,995
Deferred contract acquisition costs, current	$82,461	$74,678
Deferred contract acquisition costs, non-current	139,341	154,317
Total deferred contract acquisition costs	$221,802	$228,995

UiPath, Inc.
Notes to Consolidated Financial Statements

4	Marketable Securities

The following is a summary of our marketable securities (in thousands):

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S government securities	$703,740	$—	$(421)	$703,319
Corporate bonds	93,989	36	—	94,025
Commercial paper	42,371	20	—	42,391
Yankee bonds	4,707	—	(7)	4,700
Total marketable securities	$844,807	$56	$(428)	$844,435

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S government securities	$641,263	$29	$(100)	$641,192
Corporate bonds	1,993	—	(2)	1,991
Agency bonds	174,990	—	(28)	174,962
Total marketable securities	$818,246	$29	$(130)	$818,145
As of January 31, 2025 and 2024, $94.1 million and none, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of January 31, 2025 and 2024, $2.4 million and $3.3 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of January 31, 2025 or 2024.
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

UiPath, Inc.
Notes to Consolidated Financial Statements

5	Fair Value Measurement

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$311,942	$—	$—	$311,942
Total cash equivalents	311,942	—	—	311,942
Treasury bills & U.S. government securities	703,319	—	—	703,319
Corporate bonds	—	94,025	—	94,025
Commercial paper	—	42,391	—	42,391
Yankee bonds	—	4,700	—	4,700
Total marketable securities	703,319	141,116	—	844,435
Other investments carried at fair value	—	—	11,879	11,879
Total	$1,015,261	$141,116	$11,879	$1,168,256

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$509,053	$—	$—	$509,053
Total cash equivalents	509,053	—	—	509,053
Treasury bills and U.S. government securities	641,192	—	—	641,192
Corporate bonds	—	1,991	—	1,991
Agency bonds	174,962	—	—	174,962
Total marketable securities	816,154	1,991	—	818,145
Total	$1,325,207	$1,991	$—	$1,327,198
Our money market funds, treasury bills and U.S. government securities, and agency bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value, which consist of convertible bonds of private company the H Company purchased during fiscal year 2025, are classified as Level 3 because their valuation relies on unobservable inputs. None of our financial instruments were classified as Level 3 as of January 31, 2024.

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

UiPath, Inc.
Notes to Consolidated Financial Statements
The total purchase consideration for the acquisition of Re:infer was $44.6 million, consisting of the following:

Cash paid at closing	$30,117
Fair value of Class A common stock issued at closing (0.2 million shares)	2,965
Loan note paid on first anniversary of closing (July 29, 2023)	5,863
Loan note paid on second anniversary of closing (July 29, 2024)	5,570
Working capital adjustment	66
Total	$44,581
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

7	Intangible Assets and Goodwill

Intangible Assets, Net
Intangible assets, net consisted of the following as of January 31, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$28,130	$(21,416)	$6,714	2.2
Customer relationships	8,183	(7,648)	535	0.5
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(575)	656	6.4
Total	$37,815	$(29,910)	$7,905

UiPath, Inc.
Notes to Consolidated Financial Statements
Intangible assets, net consisted of the following as of January 31, 2024 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$28,807	$(16,881)	$11,926	2.8
Customer relationships	8,266	(6,306)	1,960	1.3
Trade names and trademarks	272	(266)	6	0.2
Other intangibles	1,231	(419)	812	7.0
Total	$38,576	$(23,872)	$14,704
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the consolidated statements of operations. Amortization of acquired intangible assets was $6.7 million, $8.6 million and $6.9 million for fiscal years 2025, 2024, and 2023, respectively.
Expected future amortization expense related to intangible assets was as follows as of January 31, 2025 (in thousands):

Year Ended January 31,	Amount
2026	$4,053
2027	2,407
2028	1,143
2029	101
2030	62
Thereafter	139
Total	$7,905
Goodwill
Changes in the carrying amount of goodwill were as follows during the periods presented (in thousands):

Carrying Amount
Balance as of January 31, 2023	$88,010
Effect of foreign currency translation	1,016
Balance as of January 31, 2024	89,026
Effect of foreign currency translation	(1,722)
Balance as of January 31, 2025	$87,304

8	Operating Leases

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

UiPath, Inc.
Notes to Consolidated Financial Statements
Lease costs are presented below (in thousands):

	Year Ended January 31,
	2025	2024	2023
Operating lease cost	$15,899	$13,047	$11,675
Short-term lease cost	3,722	4,965	5,895
Variable lease cost	2,065	2,142	1,418
Sublease income(1)	—	(1,615)	(2,129)
Total lease cost	$21,686	$18,539	$16,859
(1) Included in other income, net in the consolidated statements of operations
Supplemental balance sheet information related to leases is as follows (in thousands):

	As of January 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$66,500	$56,072
Liabilities:
Operating lease liabilities, current (included in accrued expenses and other current liabilities)	$3,587	$8,357
Operating lease liabilities, non-current	74,230	58,713
Total operating lease liabilities	$77,817	$67,070
Supplemental cash flow information related to operating leases is as follows for the periods presented (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$16,758	$12,907	$6,702
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$21,242	$12,986	$11,511
The following table represents the weighted-average remaining lease term and discount rate for the periods presented:

	As of January 31,
	2025	2024
Weighted-average remaining lease term (years)	10.1	10.7
Weighted-average discount rate	7.2%	7.1%
Future undiscounted lease payments for our operating lease liabilities as of January 31, 2025 were as follows (in thousands):

Amount
Year Ended January 31,
2026	$8,420
2027	14,567
2028	13,214
2029	9,808
2030	8,824
Thereafter	56,829
Total operating lease payments	111,662
Less: imputed interest	(33,845)
Total operating lease liabilities	$77,817

UiPath, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2025, we had non-cancellable commitments in the amount of $0.2 million related to operating leases of real estate facilities that have not yet commenced.

9	Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2025	2024
Prepaid expenses and service credits	$65,334	$87,781
Other current assets	20,942	17,199
Prepaid expenses and other current assets	$86,276	$104,980
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2025	2024
Computers and equipment	$23,677	$23,767
Leasehold improvements	31,402	21,756
Furniture and fixtures	7,124	6,640
Construction in progress	9,562	4,560
Other	635	632
Property and equipment, gross	72,400	57,355
Less: accumulated depreciation	(39,660)	(33,373)
Property and equipment, net	$32,740	$23,982
Depreciation expense was $8.1 million, $11.1 million, and $8.6 million for fiscal years 2025, 2024, and 2023, respectively.
Other Assets, Non-Current
As of January 31, 2025 and January 31, 2024, other assets, non-current included $24.4 million and $1.5 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of January 31, 2025, other assets, non-current also included $11.9 million related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2024
Accrued expenses	$19,810	$13,414
Withholding tax from employee equity transactions	4,699	3,277
Employee stock purchase plan withholdings	3,335	3,618
Payroll taxes and other benefits payable	8,258	3,888
Income tax payable	1,632	7,140
Value-added taxes payable	3,640	6,480
Operating lease liabilities, current	3,587	8,357
Deferred consideration for business acquisition, current	—	5,570
Rebates payable to partners	13,314	7,289
Cloud infrastructure liabilities(1)	6,685	5,044
Other	18,963	19,920
Accrued expenses and other current liabilities	$83,923	$83,997
(1) Prior period amounts have been expanded to conform to current period presentation

10	Credit Facility

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

Letters of Credit
We had a total of $2.6 million in letters of credit outstanding predominantly in favor of certain landlords for office space as of January 31, 2025 and 2024. These letters of credit renew annually and expire on various dates through fiscal year 2027.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of January 31, 2025 and 2024, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

UiPath, Inc.
Notes to Consolidated Financial Statements
Workforce Restructuring
On June 24, 2022, our board of directors approved the Fiscal Year 2023 Workforce Restructuring to manage our operating expenses by reducing our global workforce by approximately 5%. The workforce reduction aimed to simplify our go-to-market approach and improve sales productivity. In connection with these workforce reductions, we also ceased use of our office in Brooklyn, NY. On November 10, 2022, our board of directors approved further restructuring actions to reduce our global workforce across functions by an additional 6%. The Fiscal Year 2023 Workforce Restructuring was completed during the second quarter of fiscal year 2024.
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring is substantially completed, with any remaining actions now expected to be completed by end of the second quarter of fiscal year 2026.
We incurred $24.7 million and $2.6 million of expense related to restructuring actions in fiscal years 2025 and 2024, respectively.
The following table shows the amounts incurred during fiscal years 2025 and 2024, and the related liability, which is recorded in accrued compensation and employee benefits in the consolidated balance sheets, for restructuring-related costs (in thousands):

	Fiscal Year 2025 Workforce Restructuring	Fiscal Year 2023 Workforce Restructuring
Accrued restructuring costs as of January 31, 2023	$—	$3,889
Restructuring costs incurred during fiscal year 2024	—	2,626
Amount paid during fiscal year 2024	—	(6,180)
Accrued restructuring costs as of January 31, 2024	—	335
Restructuring costs incurred during fiscal year 2025	24,726	—
Amount paid during fiscal year 2025	(14,948)	(335)
Accrued restructuring costs as of January 31, 2025	$9,778	$—
The following table presents restructuring charges, consisting primarily of employee termination benefits, incurred for the periods presented by financial statement line item (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of subscription services revenue	$2,745	$114	$182
Cost of professional services and other revenue	105	—	710
Sales and marketing	15,452	1,376	19,491
Research and development	3,058	387	494
General and administrative	3,366	749	2,569
Total	$24,726	$2,626	$23,446
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans during fiscal years 2025, 2024, and 2023 were $17.1 million, $16.0 million, and $14.5 million, respectively.
Litigation
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters which arise in the ordinary course of business. In

UiPath, Inc.
Notes to Consolidated Financial Statements
accordance with ASC 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
UiPath and certain of its officers are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines, and CFO Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The initial complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and alleged that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. On January 26, 2024, the lead plaintiff in the 2023 Securities Action filed an amended complaint, and on March 26, 2024, filed a second amended complaint, which alleges Securities Act claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The second amended complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the second amended complaint. On November 4, 2024, the Court issued its opinion and order on the motion to dismiss, wherein it dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On February 28, 2025, plaintiff filed a motion for Class Certification and Appointment of Class Representative and Class Counsel.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case was captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleged that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff sought unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware (captioned In re UiPath, Inc. Stockholder Derivative Litigation) and in the Southern District of New York (captioned Ristea v. Botteri, et al.). On November 22, 2024, the In re UiPath, Inc. Stockholder Derivative Litigation case was voluntarily dismissed without prejudice. On January 8, 2025, the Polilingua Limited v. Daniel Dines, et al. case was voluntarily dismissed without prejudice. On February 5, 2025, the Ristea v. Botteri, et al. case was voluntarily dismissed.
On June 20, 2024, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Steiner v. UiPath, et al. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock between December 1, 2023 and May 29, 2024, and alleged that defendants made material misstatements and omissions, including regarding the Company's AI-powered Business Automation Platform. The complaint sought unspecified monetary damages, costs and attorneys' fees, and other unspecified relief. On August 6, 2024, a second putative class action was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Brunozzi v. UiPath, et al. The allegations in the Brunozzi complaint were identical to those made in Steiner v. UiPath et al. except that the Brunozzi complaint defines the putative class to include purchasers of UiPath call options and sellers of put options. On September 5, 2024, the Court consolidated the Steiner and Brunozzi cases and appointed Brunozzi as the lead plaintiff. The consolidated action is captioned In re UiPath, Inc. Securities Litigation (the "2024 Securities Action"). On November 22, 2024, the lead plaintiff filed an amended complaint against UiPath, former CEO Robert Enslin, and CFO Ashim Gupta. CEO Daniel Dines is no longer a named defendant in the 2024 Securities Action. The allegations in the amended complaints are substantively similar to the allegations set forth in the complaints previously filed in Steiner and Brunozzi. The amended complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate. On January 21, 2025, the defendants moved to dismiss the amended complaint, and on March 21, 2025, plaintiffs filed their opposition to the motion.
On July 8, 2024, a purported shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, as nominal defendant, CEO Daniel Dines, former CEO Robert Enslin,

UiPath, Inc.
Notes to Consolidated Financial Statements
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
We have not recorded any accrual related to the aforementioned litigation matters as of January 31, 2025, as we believe a loss in these matters is neither probable nor estimable at this time.
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
Our Romanian subsidiary was subjected to audits by the ANAF for value-added tax and corporate income tax for the periods January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through litigation. The amount of the payment is included in other assets, non-current on our consolidated balance sheets as of January 31, 2025, and we have not recorded any estimated liability related to this litigation as of January 31, 2025, as we believe it is not probable that a material loss will be incurred.
Additionally, our Romanian subsidiary is currently subject to audit for value-added tax for the periods February 2022 through April 2024. While the audit is ongoing, and no official assessment has been issued, we estimate an approximate exposure of $13.0 million. We have not recorded any estimated liability related to this audit as of January 31, 2025, as we believe it is not probable that a material loss will be incurred.
Our Indian subsidiary is currently subject to audit for the goods and services tax for the periods April 2018 through March 2023. While no official assessment has been issued, we estimate an approximate exposure of $18.7 million. We are preparing our responses to the tax authority's requests. We have not recorded any estimated liability related to this audit as of January 31, 2025, as we believe it is not probable that a material loss will be incurred.
For additional information regarding tax audits, refer to Note 14. Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services and software products and services. As of January 31, 2025, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Year Ended January 31,	Amount
2026	$78,613
2027	64,251
2028	24,930
2029	2,370
2030	4
Thereafter	—
Total	$170,168

UiPath, Inc.
Notes to Consolidated Financial Statements

12	Stockholders' Equity

Common Stock
Our amended and restated certificate of incorporation authorizes a total of 2.0 billion shares of Class A common stock and 115.7 million shares of Class B common stock.
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
We repurchased 31.8 million shares of our Class A common stock at an average price of $12.30 per share during fiscal year 2025 and 5.8 million shares of our Class A common stock at an average price of $17.57 per share during fiscal year 2024 (inclusive of brokerage commission). For fiscal year 2025, we accrued $1.4 million of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheet as of January 31, 2025.
Subsequent to January 31, 2025, between February 1, 2025 and March 20, 2025, we repurchased an additional 2.3 million shares of our Class A common stock at an average price of $11.76 per share.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and ESG initiatives. We contributed 0.3 million shares of our Class A common stock during each of fiscal years 2025, 2024, and 2023 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $6.6 million, $4.2 million, and $5.5 million were recorded within general and administrative expense in the consolidated statements of operations for fiscal years 2025, 2024, and 2023, respectively.
Preferred Stock
Our amended and restated our certificate of incorporation authorizes a total of 20.0 million shares of preferred stock.
Dividends
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the priority rights of holders of preferred stock. No dividends have been declared by the board of directors from inception through January 31, 2025.

UiPath, Inc.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows during the periods presented (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2023	$8,231	$(619)	$7,612
Other comprehensive income, net of tax	694	519	1,213
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss	(14,012)	(272)	(14,284)
Tax benefit	569	—	569
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)

13	Equity Incentive Plans and Stock-Based Compensation

2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted the 2021 Plan, which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards. As of January 31, 2025, we have reserved 202.2 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
Although certain stock options remain outstanding under our prior stock plans, the UiPath, Inc. 2018 Stock Plan and the UiPath, Inc. 2015 Stock Plan, no shares are available for issuance of new awards under these plans.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted the ESPP. As of January 31, 2025, the ESPP authorizes the issuance of 27.2 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of 10 years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Consolidated Financial Statements
Outstanding Equity Awards
Stock Options
Stock options granted under the 2021 Plan generally vest over three to four years and expire ten years from the date of grant. Vested stock options generally expire three months after termination of employment. Stock option activity during fiscal year 2025 was as follows:

	Options Outstanding
	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2024	11,080	$3.49	7.8	$216,010
Granted	2,738	$0.10
Exercised	(4,002)	$2.01
Forfeited	(1,881)	$13.91
Expired	—	$—
Balance as of January 31, 2025	7,935	$0.60	7.5	$108,138

Vested and exercisable as of January 31, 2025	3,017	$1.39	5.8	$38,695
The weighted-average grant date fair value of stock options granted during fiscal years 2025, 2024, and 2023 was $18.00, $16.84 and $12.23 per share, respectively. The intrinsic value of stock options exercised during fiscal years 2025, 2024, and 2023 was $58.5 million, $93.2 million, and $83.6 million, respectively.
As of January 31, 2025, unrecognized compensation expense associated with unvested stock options granted and outstanding was $78.9 million, to be recognized over a weighted-average remaining period of 1.8 years.
Fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2025	2024	2023
Expected term (years)	5.7	5.9	5.9
Expected volatility	64.2%	65.2%	60.6%
Risk-free interest rate	4.2%	3.6%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
During fiscal year 2023, our compensation committee approved modifications to allow acceleration of the service-based vesting condition of certain employee stock options upon termination. These modifications, which were considered improbable-to-probable (Type 3) modifications under ASC 718, resulted in accelerated vesting of 0.3 million shares of Class A common stock subject to outstanding stock options and incremental compensation expense of $2.8 million during fiscal year 2023.
Early Exercised Options
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. During fiscal years 2025 and 2024, we did not repurchase any unvested early exercised options. During fiscal year 2023, we repurchased 0.4 million unvested early exercised options in the amount of $1.5 million.
Cash proceeds associated with early exercises are recorded within accrued expenses and other current liabilities and other liabilities, non-current in our consolidated balance sheets, depending on the future vesting dates

UiPath, Inc.
Notes to Consolidated Financial Statements
of the associated options. Such accrued amounts were not material as of January 31, 2025 and 2024. Proceeds are transferred to additional paid-in capital at the time of option vesting.
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest over three to four years. RSUs are generally forfeited in case of termination of employment or service before the satisfaction of service-based vesting conditions.
RSU activity during fiscal year 2025 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	31,272	$19.89
Granted	17,704	$17.50
Vested	(15,359)	$20.90
Forfeited	(11,168)	$18.89
Unvested as of January 31, 2025	22,449	$17.81
The intrinsic value of RSUs released during fiscal years 2025, 2024, and 2023 was $234.6 million, $329.6 million, and $228.8 million, respectively.
As of January 31, 2025, unrecognized compensation expense associated with unvested RSUs was approximately $371.2 million, to be recognized over a weighted-average remaining period of 2.0 years.
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
Performance Stock Units
During fiscal year 2024, we granted approximately 0.1 million PSUs at a grant date fair value of $18.08 per share. The PSUs were subject to performance conditions related to the achievement of certain individual and company targets for fiscal year 2024, which were not met. As a result, the PSUs were cancelled and no expense was recognized.
Employee Stock Purchase Plan Awards
The fair value of ESPP awards was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	63.0%	67.4%	69.0%
Risk-free interest rate	5.15%	5.02%	1.86%
Expected dividend yield	0.0%	0.0%	0.0%
During fiscal year 2025, 1.6 million shares were purchased under the ESPP at a weighted average purchase price of $10.13 per share.
As of January 31, 2025, unrecognized compensation expense related to the ESPP was approximately $2.4 million, to be recognized over a weighted-average remaining period of 0.4 years.

UiPath, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of January 31, 2025, total unrecognized compensation expense related to these shares was $1.3 million, which is to be recognized over a weighted-average remaining period of 0.5 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of subscription services revenue	$19,401	$14,750	$11,894
Cost of professional services and other revenue	11,386	10,958	11,855
Sales and marketing	134,646	144,863	154,922
Research and development	132,757	117,965	102,546
General and administrative	59,961	83,419	88,623
Total	$358,151	$371,955	$369,840

14	Income Taxes

The U.S. and foreign components of loss before income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2025	2024	2023
U.S.	$(136,507)	$(168,587)	$(273,467)
Foreign	58,407	92,772	(44,094)
Loss before income taxes	$(78,100)	$(75,815)	$(317,561)
The components of the provision for income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current expense (benefit)
Federal	$—	$(106)	$213
State	586	(166)	493
Foreign	14,802	13,786	9,224
Total current expense	15,388	13,514	9,930
Deferred expense (benefit)
Federal	593	—	—
State	—	—	—
Foreign	(20,387)	554	861
Total deferred (benefit) expense	$(19,794)	$554	$861
Total (benefit from) provision for income taxes	$(4,406)	$14,068	$10,791

UiPath, Inc.
Notes to Consolidated Financial Statements
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the periods presented:

	Year Ended January 31,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign taxes	(11.6)	(2.0)	(2.2)
Non-deductible expenses	(9.5)	(17.9)	(2.1)
Stock-based compensation	(25.0)	(4.6)	(10.8)
Valuation allowance	62.2	(5.7)	(12.3)
Research and development credits	14.7	18.9	3.3
Cross border tax law	(44.6)	(27.4)	—
Other, net	(1.6)	(0.9)	(0.3)
Effective income tax rate	5.6%	(18.6)%	(3.4)%
Significant components of DTAs and DTLs are as follows as of the periods presented (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$317,489	$344,067
Accruals and reserves	12,643	15,823
Stock-based compensation	6,512	11,888
Deferred revenue	29,376	25,942
Research and development	90,110	103,263
Depreciation and amortization	1,459	587
Lease liabilities	8,255	11,563
Other	6,428	5,602
Total deferred tax assets, gross	472,272	518,735
Less: valuation allowance	(406,251)	(470,040)
Total deferred tax assets, net of valuation allowance	66,021	48,695
Deferred tax liabilities:
Intangible assets	(1,431)	(2,409)
Foreign exchange	(34)	(37)
Right-of-use assets	(5,728)	(8,957)
Commissions	(30,871)	(32,747)
Other	(3,791)	—
Total deferred tax liabilities	(41,855)	(44,150)
Net deferred tax assets	$24,166	$4,545

Net deferred tax assets	$27,963	$4,678
Net deferred tax liabilities (included in other liabilities, non-current)	(3,797)	(133)
Net deferred tax assets	$24,166	$4,545

UiPath, Inc.
Notes to Consolidated Financial Statements
The table below details our DTA valuation allowances and the changes therein for the periods presented (in thousands):

	Beginning Balance	Additions During the Period	Reductions During the Period	Ending Balance
Year ended January 31, 2025	$470,040	$17,314	$(81,103)	$406,251

Year ended January 31, 2024	$476,589	$5,474	$(12,023)	$470,040
For fiscal year 2025, we recorded a net decrease in valuation allowance of $63.8 million, which consists of a valuation allowance release of $24.7 million related to our U.K. entity, based on our reassessment of the amount of the U.K. DTAs that are more likely than not to be realized, and a net decrease of $39.1 million related to a decrease in net DTAs associated with our U.S., Romania, and U.K. entities. For fiscal year 2024, we recorded a net decrease in valuation allowance of $6.5 million, driven by a decrease in Romania and U.K. net DTAs.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of January 31, 2025, based on the available positive and negative evidence, including the amount of taxable income in the U.K. in recent years and our expectations of future profits in the U.K., we now believe it is more likely than not that the U.K. DTA is realizable. Therefore, during fiscal year 2025, we released the $24.7 million valuation allowance associated with the U.K. DTA. We continue to maintain full valuation allowances against our U.S. and Romania DTAs as of January 31, 2025 because we believe based on our current evaluations that it is more likely than not that these DTAs will not be realized. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances.
However, we may release our U.S. or Romania valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such DTAs. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
As of January 31, 2025, we had U.S. federal NOLs of $645.8 million available to offset future taxable income, all of which can be carried forward indefinitely. As of January 31, 2024 we had U.S. federal NOLs of $827.4 million, all of which could be carried forward indefinitely.
As of January 31, 2025 and 2024, we had state NOLs of $834.6 million and $824.7 million, respectively, which begin expiring in 2026.
As of January 31, 2025 and 2024, we had Romania NOLs of $658.2 million and $549.9 million, respectively, which begin expiring in 2026. As of January 31, 2025 and 2024, we had Japan NOLs of $1.8 million and $6.3 million, respectively, which begin expiring in 2027. Additionally, as of January 31, 2025 and 2024, we had U.K. NOLs of $101.7 million and $118.3 million, respectively, which may be carried forward indefinitely.
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
As of January 31, 2025, we have recorded a deferred tax liability of $3.8 million associated with the undistributed earnings of our foreign subsidiaries that we no longer intend to indefinitely reinvest.

UiPath, Inc.
Notes to Consolidated Financial Statements
The table below details our gross unrecognized tax benefits (excluding penalties and interest) and the changes therein for the periods presented (in thousands):

	Year Ended January 31,
	2025	2024
Beginning unrecognized tax benefits	$504	$504
Additions for tax positions related to prior years	59,671	—
Ending unrecognized tax benefits	$60,175	$504
As of January 31, 2025, we had gross unrecognized tax benefits totaling $60.9 million (inclusive of penalties and interest) related to income taxes, of which $1.6 million would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.9 million, excluding interest and penalties. The remainder of the unrecognized tax benefits, which primarily relate to the Romanian corporate income tax audit by ANAF and bilateral transfer pricing negotiations between the U.S. and Romania (described in further detail below), would not affect the effective tax rate because the unrecognized tax benefit is recorded as a reduction in our gross deferred assets, offset by a corresponding reduction in our valuation allowance. As of January 31, 2024, we had gross unrecognized tax benefits of $2.3 million (inclusive of penalties and interest) related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.5 million, excluding interest and penalties. Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision. During fiscal year 2025, the penalties and interest recorded related to uncertain tax positions was not material.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of the relevant risks, facts, and circumstances existing at that time. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. However, our future results may include adjustments to estimates in the period the audits are settled, which may impact our effective tax rate. Currently, our India subsidiary is appealing the corporate income tax assessment of $2.1 million for the audit period of April 2019 through March 2021. It also has an open corporate income tax audit for the period from January 2018 through January 2022. During fiscal year 2025, the Romanian ANAF completed a corporate income tax audit for the period from January 2018 through January 2022. Certain deductions have been disallowed, resulting in a proposed reduction of NOLs of approximately $66.7 million. We are appealing $64.3 million of the disallowance through litigation, $25.4 million of which we believe more likely than not will not be sustained. As a result, as of January 31, 2025, the Romania DTA and the corresponding valuation allowance has been reduced by $25.4 million.
In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S and Romania, and one between Japan and Romania. These negotiations are still underway, and the authorities are in the process of determining the cost sharing allocations between the respective countries, and the ultimate outcomes remain uncertain. However, after evaluating recent developments in the transfer pricing negotiation between the U.S. and Romania, in anticipation of the agreement, during fiscal year 2025, we recorded a $33.8 million decrease in the U.S. DTA and the corresponding valuation allowance, representing the unrecognized tax benefit related to the U.S.-Romania bilateral advance pricing agreement. We also recorded a $16.0 million increase in the Romania DTA and its related valuation allowance. These amounts represent our best estimate of the tax expense associated with the proposed transfer pricing arrangements and their related effects.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various international jurisdictions. Tax years 2021 and forward generally remain open for examination for federal and state tax purposes. Tax years 2018 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, NOLs at January 31, 2025 and 2024 will remain subject to examination until the respective tax year is closed.
On December 20, 2021, the OECD published the Pillar Two Model Rules defining the global minimum tax, which calls for 15% global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. As of January 31, 2025, various countries, including EU, U.K., Japan, and Australia, have implemented the Pillar Two rules to varying degrees. We assessed and concluded that

UiPath, Inc.
Notes to Consolidated Financial Statements
the Pillar Two Model Rules do not have a significant impact on our consolidated financial statements for fiscal year 2025. We will continue to monitor developments and evaluate potential impact on future periods.

15	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(62,842)	$(10,852)	$(76,739)	$(13,144)	$(278,950)	$(49,402)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	477,480	82,453	481,402	82,453	465,569	82,453
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.16)	$(0.16)	$(0.60)	$(0.60)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	30,239	—	36,878	—	31,427	—
Outstanding stock options	10,171	—	13,247	—	13,967	—
Shares subject to repurchase from RSAs and early exercised stock options	12	—	52	—	284	—
Shares issuable under ESPP	783	—	705	—	828	—
Returnable shares issued in connection with business acquisition	204	—	349	—	219	—
Total	41,409	—	51,231	—	46,725	—

16	Related Party Transactions

Beginning in the third quarter of fiscal year 2022, we have at times made use of an aircraft which is owned by Daniel Dines, our co-founder and CEO, through a special purpose LLC and which is operated by a third-party aircraft management company. Mr. Dines, through this special purpose LLC, obtained financing for the aircraft and bears all associated operating, personnel, and maintenance costs for the aircraft. We determined at the inception of this arrangement that the LLC is a VIE of which we are not the primary beneficiary; accordingly, we do not consolidate it in our consolidated financial statements.
We did not incur any expense related to the use of the aircraft in fiscal year 2025 or 2024. In fiscal year 2023, we incurred expenses of $1.9 million in connection with our business use of the aircraft.

UiPath, Inc.
Notes to Consolidated Financial Statements

17	Subsequent Events

On March 7, 2025, we acquired all outstanding equity of Peak AI Limited ("Peak"), a U.K.-based software company, for approximately $65 million, consisting of a combination of up-front and contingent cash payments and stock-based compensation. Peak's AI platform provides pricing and inventory intelligence to customers in manufacturing and retail

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Pursuant to in Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, under the supervision and with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2025.
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
Under the supervision and with the participation of our CEO and CFO, and under the oversight of our board of directors, our management performed an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2025.
The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended January 31, 2025 no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended January 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On December 20, 2024, Ice Vulcan Holding Limited, an entity controlled by Daniel Dines, our CEO, founder, and Chairman, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 5,000,000 shares of our Class A common stock, through October 16, 2025, subject to limit prices.
•On January 8, 2025, Ashim Gupta, our CFO and COO, and a family trust, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 587,503 shares of our Class A common stock, including up to 230,129 shares of our Class A common stock subject to RSUs previously granted to Mr. Gupta that will vest and be released to Mr. Gupta on or prior to July 1, 2025, through July 31, 2025, subject to limit prices. The actual number of shares underlying 230,129 RSUs that will be released to Mr. Gupta and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2025.
We have adopted a Code of Conduct that applies to all employees, including executive officers, and to directors. The Code of Conduct is available on our website at uipath.com (https://ir.uipath.com/governance/governance-documents). If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, or to any of our directors or other executive officers, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2025.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
The consolidated financial statements are filed as a part of this Annual Report on Form 10-K under Part II, Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or because the information required is presented in the financial statements and notes thereto under Part II, Item 8. Financial Statements and Supplementary Data.
(3) Exhibit Index
The exhibits listed below are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of UiPath, Inc.	8-K	001-40348	3.1	04/28/2021
3.2	Second Amended and Restated Bylaws of UiPath, Inc.	8-K	001-40348	3.2	03/10/2023
3.3	Second Amended and Restated Bylaws of UiPath, Inc., marked to show amendments effective as of March 7, 2023	10-K	001-40348	3.3	03/24/2023
4.1	Form of Class A Common Stock Certificate	S-1/A	333-254738	4.1	04/19/2021
4.2	Description of Securities	10-K	001-40348	4.2	04/04/2022
10.1	Amended and Restated Investors' Rights Agreement, dated February 1, 2021	S-1	333-254738	10.1	03/26/2021
10.2†	UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.2	03/26/2021
10.3†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.3	03/26/2021
10.4†	UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.4	03/26/2021
10.5†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.5	03/26/2021
10.6†	Form of Restricted Stock Award Grant Notice under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.6	03/26/2021
10.7†	Forms of Restricted Stock Unit Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.7	03/26/2021
10.8†	UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.8	04/12/2021
10.9†	Forms of Grant Notice and Stock Option Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.9	04/12/2021
10.10†	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.10	04/12/2021
10.11†	UiPath, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254738	10.11	04/12/2021
10.12†	Form of Indemnity Agreement entered into by and between UiPath, Inc. and each director and executive officer	S-1	333-254738	10.12	03/26/2021
10.13†	Offer Letter, by and between UiPath, Inc. and Daniel Dines, dated February 18, 2021	S-1	333-254738	10.13	03/26/2021
10.14†	Offer Letter, by and between UiPath, Inc. and Ashim Gupta, dated September 5, 2024					X
10.15†	Offer Letter, by and between UiPath, Inc. and Brad Brubaker, dated February 16, 2021	S-1	333-254738	10.15	03/26/2021
10.16	Senior Secured Credit Facilities Credit Agreement, by and among UiPath, Inc., Silicon Valley Bank, HSBC Ventures USA Inc., Sumitomo Mitsui Banking Corporation, and Mizuho Bank, LTD., dated October 30, 2020	S-1	333-254738	10.19	03/26/2021
10.17†	Non-Employee Director Compensation Policy					X
10.18++	Lease Agreement dated as of September 24, 2021 between UiPath, Inc. and One Vanderbilt Owner LLC	10-Q	001-40348	10.1	12/10/2021
19	UiPath, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries of UiPath, Inc.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	UiPath, Inc. Incentive Compensation Recoupment Policy	10-K	001-40348	97	03/27/2024
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

UIPATH, INC.

By:	/s/ Ashim Gupta
Name:	Ashim Gupta
Title:	Chief Financial Officer and Chief Operating Officer
Date:	March 24, 2025
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

Signature	Title	Date
/s/ Daniel Dines	Chief Executive Officer and Chairman	March 24, 2025
Daniel Dines*	(Principal Executive Officer)
/s/ Ashim Gupta	Chief Financial Officer and Chief Operating Officer	March 24, 2025
Ashim Gupta	(Principal Financial Officer)
/s/ Hitesh Ramani	Chief Accounting Officer and Deputy Chief Financial Officer	March 24, 2025
Hitesh Ramani	(Principal Accounting Officer)
/s/ Philippe Botteri	Director	March 24, 2025
Philippe Botteri*
/s/ Michael Gordon	Director	March 24, 2025
Michael Gordon*
/s/ Sivaramakichenane Somasegar	Director	March 24, 2025
Sivaramakichenane Somasegar*
/s/ Daniel D. Springer	Director	March 24, 2025
Daniel D. Springer*
/s/ Laela Sturdy	Director	March 24, 2025
Laela Sturdy*
/s/ Karenann Terrell	Director	March 24, 2025
Karenann Terrell*
/s/ Richard P. Wong	Director	March 24, 2025
Richard P. Wong*
/s/ June Yang	Director	March 24, 2025
June Yang*