Form 10-Q
period 2025-04-30
UiPath, Inc.
filed 2025-06-03
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 30, 2025, the registrant had 457,586,105 shares of Class A common stock and 77,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 24, 2025 (the "2025 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	April 30, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$700,641	$879,196
Restricted cash	438	438
Marketable securities	854,392	750,322
Accounts receivable, net of allowance for credit losses of $1,924 and $1,642, respectively	266,619	451,131
Contract assets	103,150	88,735
Deferred contract acquisition costs	85,162	82,461
Prepaid expenses and other current assets	99,267	86,276
Total current assets	2,109,669	2,338,559
Marketable securities, non-current	36,467	94,113
Contract assets, non-current	2,811	3,447
Deferred contract acquisition costs, non-current	138,381	139,341
Property and equipment, net	41,964	32,740
Operating lease right-of-use assets	66,299	66,500
Intangible assets, net	24,054	7,905
Goodwill	121,371	87,304
Deferred tax assets	29,491	27,963
Other assets, non-current	73,935	67,398
Total assets	$2,644,442	$2,865,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,885	$33,178
Accrued expenses and other current liabilities	123,134	83,923
Accrued compensation and employee benefits	44,991	112,355
Deferred revenue	530,857	569,464
Total current liabilities	715,867	798,920
Deferred revenue, non-current	141,169	135,843
Operating lease liabilities, non-current	73,433	74,230
Other liabilities, non-current	15,512	10,515
Total liabilities	945,981	1,019,508
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 516,913 and 508,680 shares issued; 457,417 and 471,059 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 77,453 and 82,453 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 59,496 and 37,621 shares, respectively	(724,224)	(494,779)
Additional paid-in capital	4,403,586	4,333,300
Accumulated other comprehensive income (loss)	29,523	(4,890)
Accumulated deficit	(2,010,430)	(1,987,875)
Total stockholders’ equity	1,698,461	1,845,762
Total liabilities and stockholders’ equity	$2,644,442	$2,865,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Licenses	$128,286	$140,128
Subscription services	217,303	185,131
Professional services and other	11,035	9,853
Total revenue	356,624	335,112
Cost of revenue:
Licenses	1,268	2,601
Subscription services	38,468	36,754
Professional services and other	24,121	15,970
Total cost of revenue	63,857	55,325
Gross profit	292,767	279,787
Operating expenses:
Sales and marketing	159,661	180,139
Research and development	94,839	85,603
General and administrative	54,679	63,510
Total operating expenses	309,179	329,252
Operating loss	(16,412)	(49,465)
Interest income	12,648	13,830
Other (expense) income, net	(15,964)	10,679
Loss before income taxes	(19,728)	(24,956)
Provision for income taxes	2,827	3,780
Net loss	$(22,555)	$(28,736)
Net loss per share, basic and diluted	$(0.04)	$(0.05)
Weighted-average shares used in computing net loss per share, basic and diluted	548,451	569,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net loss	$(22,555)	$(28,736)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	556	(511)
Foreign currency translation adjustments. net	33,857	(3,574)
Other comprehensive income (loss), net	34,413	(4,085)
Comprehensive income (loss)	$11,858	$(32,821)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	851	—	—	—	—	—	301	—	—	301
Issuance of common stock upon settlement of restricted stock units	3,127	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	5,000	—	(5,000)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,026)	—	—	—	—	—	(10,566)	—	—	(10,566)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A Common Stock	—	—	—	—	(21,875)	(229,445)	—	—	—	(229,445)
Stock-based compensation	—	—	—	—	—	—	76,364	—	—	76,364
Other comprehensive income, net	—	—	—	—	—	—	—	34,413	—	34,413
Net loss	—	—	—	—	—	—	—	—	(22,555)	(22,555)
Balance as of April 30, 2025	516,913	$5	77,453	$1	(59,496)	$(724,224)	$4,403,586	$29,523	$(2,010,430)	$1,698,461

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donations of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A common stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net loss	$(22,555)	$(28,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,253	4,902
Amortization of deferred contract acquisition costs	21,324	18,467
Net accretion on marketable securities	(3,630)	(9,268)
Stock-based compensation expense	76,361	88,727
Charitable donation of Class A common stock	4,187	6,564
Non-cash operating lease expense	3,377	3,476
Provision for deferred income taxes	640	569
Other non-cash charges (credits), net	12,704	(966)
Changes in operating assets and liabilities:
Accounts receivable	197,443	162,444
Contract assets	(9,460)	(7,645)
Deferred contract acquisition costs	(13,954)	(12,437)
Prepaid expenses and other assets	(13,074)	(803)
Accounts payable	(15,025)	3,936
Accrued expenses and other liabilities	12,352	(4,195)
Accrued compensation and employee benefits	(72,534)	(96,403)
Operating lease liabilities, net	(2,146)	(3,912)
Deferred revenue	(60,261)	(24,683)
Net cash provided by operating activities	119,002	100,037
Cash flows from investing activities
Purchases of marketable securities	(153,353)	(323,137)
Maturities of marketable securities	111,083	360,141
Purchases of property and equipment	(12,832)	(1,238)
Payments related to business acquisition, net of cash acquired	(24,821)	—
Net cash (used in) provided by investing activities	(79,923)	35,766
Cash flows from financing activities
Repurchases of Class A common stock	(227,525)	(22,005)
Proceeds from exercise of stock options	302	312
Payments of tax withholdings on net settlement of equity awards	(12,195)	(28,959)
Proceeds from employee stock purchase plan contributions	4,214	4,916
Net cash used in financing activities	(235,204)	(45,736)
Effect of exchange rate changes	17,570	(5,127)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(178,555)	84,940
Cash, cash equivalents, and restricted cash - beginning of period	879,634	1,062,116
Cash, cash equivalents, and restricted cash - end of period	$701,079	$1,147,056
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$45
Cash paid for income taxes, net	6,052	7,391
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	63	50
Deferred and contingent consideration recognized in connection with business acquisition	9,835	—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	3,136	4,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. ("UiPath," the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York, New York. The UiPath Platform™ is designed to unify AI agents, robots, and people on a single intelligent system. With open and secure orchestration at its core, the platform allows customers to create, deploy, and manage these resources with scalability, flexibility, and compliance, enabling them to safely and confidently scale agentic automation and transform complex business processes.
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2025 Form 10-K. There have been no significant changes to such policies during the three months ended April 30, 2025.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2025, which are included in the 2025 Form 10-K.
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
The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ending January 31, 2026.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease right-of-use (“ROU”) assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense, amount of self-insurance liability, timing and amount of contingencies, costs related to our restructuring actions, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other (expense) income, net in the condensed consolidated statements of operations. For the three months ended April 30, 2025 and 2024, we recognized foreign currency transaction (losses) gains of $(13.1) million and $2.8 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2025 and January 31, 2025, 92% and 86%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2025 and 2024, no single customer accounted for 10% or more of our total revenue. As of April 30, 2025 and January 31, 2025, no single customer accounted for 10% or more of our accounts receivable.
Segment Information
Our chief operating decision maker ("CODM") is our Chief Executive Officer ("CEO"). The CODM reviews financial information at the consolidated level and manages business activities as one operating and reportable segment. Because the assets of our single reportable segment are presented as total assets on our condensed consolidated balance sheets, no other measure of segment assets is regularly provided to the CODM. Net (loss) income, as reported on our condensed consolidated statements of operations, is one of the measures of segment profit or loss used by our CODM to evaluate performance relative to plan, make resource allocation decisions, and monitor profitability trends.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Significant Segment Expenses
Revenue is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net loss for the periods presented as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Revenue	$356,624	$335,112
Significant segment expenses:
Adjusted cost of licenses(1)	1,028	1,757
Adjusted cost of subscription services(1)(2)(3)(4)	33,385	31,708
Adjusted cost of professional services and other(2)(3)	21,366	13,434
Adjusted sales and marketing(1)(2)(3)(4)	133,191	142,148
Adjusted research and development(2)(3)(4)	60,185	55,831
Adjusted general and administrative(1)(2)(3)(4)(5)	37,853	39,869
Other segment items(6)	100,584	87,123
Amortization of acquired intangible assets	1,408	2,028
Interest income	(12,648)	(13,830)
Provision for income taxes	2,827	3,780
Net loss	$(22,555)	$(28,736)
(1) Excludes amortization of acquired intangible assets
(2) Excludes stock-based-compensation
(3) Excludes employer payroll tax on employee equity transactions
(4) Excludes restructuring costs
(5) Excludes charitable donation of Class A common stock
(6) Other segment items include stock-based compensation expense; employer payroll tax expense related to employee equity transactions; restructuring costs; charitable donation of Class A common stock; and other (expense) income, net.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. ASU No. 2023-09 will be effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU No. 2024-03 requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations, and may be applied prospectively or retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended April 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$161,407	45%	$153,111	46%
Europe, Middle East, and Africa	123,664	35%	104,627	31%
Asia-Pacific (2)	71,553	20%	77,374	23%
Total revenue	$356,624	100%	$335,112	100%
(1)Revenue from the U.S. represented 42% and 42% of our total revenues for the three months ended April 30, 2025 and 2024, respectively.
(2)Revenue from Japan represented 10% and 13% of our total revenues for the three months ended April 30, 2025 and 2024, respectively.
Deferred Revenue
During the three months ended April 30, 2025 and 2024, we recognized $210.3 million and $182.3 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of April 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,231.3 million, which consists of $672.0 million of billed consideration and $559.3 million of unbilled consideration. We expect to recognize 63% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $21.3 million and $18.5 million for the three months ended April 30, 2025, and 2024, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	741,023	349	(105)	741,267
Corporate bonds	120,142	—	(63)	120,079
Commercial paper	24,775	4	—	24,779
Yankee bonds	4,736	—	(2)	4,734
Total marketable securities	$890,676	$353	$(170)	$890,859

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	703,740	—	(421)	703,319
Corporate bonds	93,989	36	—	94,025
Commercial paper	42,371	20	—	42,391
Yankee bonds	4,707	—	(7)	4,700
Total marketable securities	$844,807	$56	$(428)	$844,435

As of April 30, 2025 and January 31, 2025, $36.5 million and $94.1 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of April 30, 2025 and January 31, 2025, $1.4 million and $2.4 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of April 30, 2025 or January 31, 2025.
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
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets measured at fair value on a recurring basis as of April 30, 2025 and January 31, 2025 (in thousands):

	As of April 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$222,386	$—	$—	$222,386
Total cash equivalents	222,386	—	—	222,386
Treasury bills and U.S. government securities	741,267	—	—	741,267
Corporate bonds	—	120,079	—	120,079
Commercial paper	—	24,779	—	24,779
Yankee bonds	—	4,734	—	4,734
Total marketable securities	741,267	149,592	—	890,859
Other investments carried at fair value	—	—	13,001	13,001
Total	$963,653	$149,592	$13,001	$1,126,246
Financial liabilities:
Contingent consideration	—	—	1,835	1,835
Total	$—	$—	$1,835	$1,835

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$311,942	$—	$—	$311,942
Total cash equivalents	311,942	—	—	311,942
Treasury bills and U.S. government securities	703,319	—	—	703,319
Corporate bonds	—	94,025	—	94,025
Commercial paper	—	42,391	—	42,391
Yankee bonds	—	4,700	—	4,700
Total marketable securities	703,319	141,116	—	844,435
Other investments carried at fair value	—	$—	$11,879	$11,879
Total	$1,015,261	$141,116	$11,879	$1,168,256
Our money market funds and treasury bills and U.S. government securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value (which consist of convertible bonds of private company the H Company purchased during fiscal year 2025) and contingent consideration associated with business acquisition are classified as Level 3 because their valuation relies on unobservable inputs.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Business Acquisition
Peak AI Limited
On March 7, 2025, we acquired all outstanding equity of Peak AI Limited ("Peak"), a UK-based software company that provides pricing and inventory intelligence technology. With this acquisition, we gain an experienced team, established customer relationships in retail and manufacturing sectors, and technology that is optimized for industry-specific use cases.
The total purchase consideration for the acquisition of Peak was $40.1 million, consisting of initial cash consideration of $30.3 million and deferred and contingent consideration with an aggregate acquisition-date fair value of $9.8 million.
The Peak acquisition is accounted for as a business combination. We expect to finalize purchase accounting as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the provisional allocation of purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 7, 2025
Intangible assets	$16,181
Other net liabilities	(4,055)
Goodwill	27,964
Total	$40,090
The following table sets forth the identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$9,228	3.0
Developed technology	6,447	5.0
Trade names and trademarks	506	3.0
Total	$16,181
The acquisition of Peak generated goodwill of $28.0 million representing expected synergies and acquired skilled workforce. None of this goodwill is deductible for tax purposes.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of April 30, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$36,826	$(23,820)	$13,006	3.5
Customer relationships	18,256	(8,355)	9,901	2.8
Trade names and trademarks	811	(290)	521	2.9
Other intangibles	1,231	(605)	626	6.3
Total	$57,124	$(33,070)	$24,054

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Acquired intangible assets, net consisted of the following as of January 31, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$28,130	$(21,416)	$6,714	2.2
Customer relationships	8,183	(7,648)	535	0.5
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(575)	656	6.4
Total	$37,815	$(29,910)	$7,905
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $1.4 million and $2.0 million for the three months ended April 30, 2025 and 2024, respectively.
Expected future amortization expense related to intangible assets was as follows as of April 30, 2025 (in thousands):

Amount
Remainder of year ending January 31, 2026	$6,814
Year ending January 31,
2027	7,373
2028	6,028
2029	2,040
2030	1,428
Thereafter	371
Total	$24,054
Goodwill
Changes in the carrying amount of goodwill during the three months ended April 30, 2025 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$87,304
Acquisition of Peak	27,964
Effect of foreign currency translation	6,103
Balance as of April 30, 2025	$121,371
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2025	2024
Operating lease cost	$3,377	$3,476
Short-term lease cost	660	1,123
Variable lease cost	938	523
Total	$4,975	$5,122
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	April 30, 2025	January 31, 2025
Weighted-average remaining lease term (years)	9.9	10.1
Weighted-average discount rate	7.4%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of April 30, 2025 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$7,007
Year ending January 31,
2027	14,990
2028	13,530
2029	9,981
2030	8,913
Thereafter	57,191
Total operating lease payments	111,612
Less: imputed interest	(32,660)
Total operating lease liabilities	$78,952
As of April 30, 2025, we had non-cancellable commitments in the amount of $0.3 million related to operating leases of vehicles that have not yet commenced.
Current operating lease liabilities of $5.5 million and $3.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively.
Supplemental cash flow information related to leases for the three months ended April 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,470	$3,653
Operating lease ROU assets obtained in exchange for new operating lease liabilities	755	7,044

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Prepaid expenses and service credits	$66,651	$65,334
Other current assets	32,616	20,942
Prepaid expenses and other current assets	$99,267	$86,276
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Computers and equipment	$25,107	$23,677
Leasehold improvements	32,376	31,402
Furniture and fixtures	7,790	7,124
Construction in progress	18,761	9,562
Other	681	635
Property and equipment, gross	84,715	72,400
Less: accumulated depreciation	(42,751)	(39,660)
Property and equipment, net	$41,964	$32,740
Depreciation expense for the three months ended April 30, 2025 and 2024 was $1.3 million and $2.3 million, respectively.
Other Assets, Non-Current
As of April 30, 2025 and January 31, 2025, other assets, non-current included $26.6 million and $24.4 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of April 30, 2025 and January 31, 2025, other assets, non-current also included $13.0 million and $11.9 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2025	January 31, 2025
Accrued expenses	$37,467	$19,810
Withholding tax from employee equity transactions	3,160	4,699
Employee stock purchase plan withholdings	7,759	3,335
Payroll taxes and other benefits payable	9,658	8,258
Income taxes payable	3,616	1,632
Value-added taxes payable	2,530	3,640
Operating lease liabilities, current	5,519	3,587
Deferred consideration for business acquisition	8,000	—
Contingent consideration for business acquisition	1,835	—
Rebates payable to partners	16,751	13,314
Cloud infrastructure liabilities	7,411	6,685
Other	19,428	18,963
Accrued expenses and other current liabilities	$123,134	$83,923

10. Commitments and Contingencies
Letters of Credit
We had a total of $2.7 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2025 and January 31, 2025, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2027.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2025 and January 31, 2025, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is remote.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Workforce Restructuring
On July 8, 2024, our board of directors approved restructuring actions (the "Fiscal Year 2025 Workforce Restructuring") to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on artificial intelligence ("AI") and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring is substantially completed, with any remaining actions expected to be completed by July 31, 2025.
The following table presents the total amount incurred, and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, for restructuring-related costs as of April 30, 2025 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2025	$9,778
Restructuring costs incurred during the three months ended April 30, 2025	3,011
Amount paid during the three months ended April 30, 2025	(9,782)
Accrued restructuring costs as of April 30, 2025	$3,007
The following table presents restructuring charges, consisting primarily of employee termination benefits, incurred during the three months ended April 30, 2025 by financial statement line item (in thousands):

Employee Termination Benefits
Cost of subscription services revenue	$458
Sales and marketing	1,981
Research and development	(331)
General and administrative	903
Total	$3,011
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $5.5 million and $6.2 million for the three months ended April 30, 2025 and 2024, respectively.
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
UiPath and certain of its officers and directors are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-Chief Executive Officer ("Co-CEO") Daniel Dines, and Chief Financial Officer ("CFO") Ashim Gupta, captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The initial complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and alleged that defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results. On January 26, 2024, the lead plaintiff in the 2023 Securities Action filed an amended complaint, and on March 26, 2024, filed a further amended complaint, which alleges Securities Act claims under Sections 11 and 15 as well as Exchange Act claims under Section 10(b), Rule 10b-5, and Section 20(a). In support of the Securities Act claims, the plaintiff alleges material misstatements and omissions in UiPath’s April 2021 Registration Statement, including regarding UiPath’s competitive position and its financial results. The operative complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
stock between April 21, 2021 and September 27, 2022. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the second amended complaint. On November 4, 2024, the Court issued its opinion and order on the motion to dismiss, wherein it dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On February 28, 2025, plaintiff filed a motion for Class Certification and Appointment of Class Representative and Class Counsel, and on April 29, 2025, defendants filed their opposition to the motion. On May 29, 2025, the plaintiff sought leave of the court to amend the second amended complaint.
On November 30, 2023, a purported shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against UiPath, as nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors. The case is captioned Polilingua Limited v. Daniel Dines, et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. The plaintiff seeks unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys’ fees and certain changes to UiPath’s corporate governance and internal controls. Similar cases were filed in the District of Delaware (captioned In re UiPath, Inc. Stockholder Derivative Litigation) and in the Southern District of New York (captioned Ristea v. Botteri, et al.). On November 22, 2024, the In re UiPath, Inc. Stockholder Derivative Litigation case was voluntarily dismissed without prejudice. On January 8, 2025, the Polilingua Limited v. Daniel Dines, et al. case was voluntarily dismissed without prejudice. On February 5, 2025, the Ristea v. Botteri, et al. case was voluntarily dismissed without prejudice.
On June 20, 2024, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Steiner v. UiPath, et al. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock between December 1, 2023 and May 29, 2024, and alleges that defendants made material misstatements and omissions, including regarding the Company's AI-powered Business Automation Platform and the Company's strategy for, the success of, and customer demand for the platform. The complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate. On August 6, 2024, a second putative class action was filed in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta. The case was captioned Brunozzi v. UiPath, et al. The allegations in the Brunozzi complaint were identical to those made in Steiner v. UiPath et al. except that the Brunozzi complaint defines the putative class to include purchasers of UiPath call options and sellers of put options. On September 5, 2024, the Court consolidated the Steiner and Brunozzi cases and appointed Brunozzi as the lead plaintiff. The consolidated action is captioned In re UiPath, Inc. Securities Litigation (the "2024 Securities Action"). On November 22, 2024, the lead plaintiff filed an amended complaint against UiPath, former CEO Robert Enslin, and CFO Ashim Gupta. CEO Daniel Dines is no longer a named defendant in the 2024 Securities Action. The allegations in the amended complaints are substantively similar to the allegations set forth in the complaints previously filed in Steiner and Brunozzi, and the amended complaint seeks unspecified monetary damages, costs and attorneys' fees, and other unspecified relief as the Court deems appropriate. On April 21, 2025, the defendants motion to dismiss the amended complaint was fully submitted to the Court.
On July 8, 2024 and April 17, 2025, purported shareholder derivative lawsuits were filed in the United States District Court for the Southern District of New York against UiPath, as nominal defendant, CEO Daniel Dines, former CEO Robert Enslin, CFO Ashim Gupta, and UiPath's board of directors. The cases are captioned Gera v. UiPath, et al. and Murie v. Botteri, et al., respectively. The lawsuits allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements made during the time period at issue in the 2024 Securities Action, and by allegedly causing UiPath to repurchase shares at allegedly inflated prices. The plaintiffs seek unspecified damages and/or restitution on behalf of UiPath, as well as costs and attorneys' fees and certain changes to UiPath's corporate governance and internal controls. These matters have been stayed pending further action in the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of April 30, 2025, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through litigation. The amount of the payment is included in other assets, non-current on our condensed consolidated balance sheet as of April 30, 2025, and we have not recorded any estimated liability related to this litigation as of April 30, 2025, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romanian subsidiary is currently subject to audit for value-added tax for the periods of February 2022 through April 2024. While the audit is ongoing, and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of April 30, 2025, as we believe it is not probable that a material loss will be incurred.
Our Indian subsidiary is currently subject to audits for goods and services tax for the period April 2018 through March 2024. A preliminary inquiry for certain transactions with a Goods and Services Tax ("GST") amount of $52.1 million has been raised. We are preparing our responses to the tax authority's requests. We have not recorded any estimated tax liability related to this audit as of April 30, 2025, as we believe it is not probable that a material loss will be incurred.
For additional information regarding tax audits, refer to Note 13, Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners.
As of April 30, 2025, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$65,299
Year ending January 31,
2027	67,880
2028	26,647
2029	2,368
2030	4
Thereafter	—
Total	$162,198
11. Stockholders’ Equity
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
We repurchased 21.9 million shares of our Class A common stock at an average price of $10.40 per share during the three months ended April 30, 2025 and 0.9 million shares of our Class A common stock at an average price of $23.46 per share during the three months ended April 30, 2024 (inclusive of brokerage commission). For the three months ended April 30, 2025 and 2024, we accrued $1.9 million and none, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheets.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the three-month periods ended April 30, 2025 and 2024 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $4.2 million and $6.6 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2025 and 2024, respectively.
Conversion of Class B Common Stock to Class A Common Stock
On March 13, 2025, 5.0 million shares of Class B common stock beneficially owned by CEO Daniel Dines were converted into Class A common stock in connection with a previously disclosed Rule 10b5-1 trading plan. All remaining outstanding shares of Class B common stock continue to be beneficially owned by Mr. Dines.
Accumulated Other Comprehensive Income
For the three months ended April 30, 2025 and 2024, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income, net of tax	33,857	556	34,413
Balance as of April 30, 2025	$29,339	$184	$29,523

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss, net of tax	(3,574)	(511)	(4,085)
Balance as of April 30, 2024	$5,351	$(611)	$4,740
12. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
("PSUs"), and other forms of awards. As of April 30, 2025, we have reserved 229.8 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of April 30, 2025, the ESPP authorizes the issuance of 32.7 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the three months ended April 30, 2025 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	7,935	$0.60	7.5	$108,138
Granted	2,371	$0.10
Exercised	(851)	$0.36
Forfeited	(99)	$0.10
Outstanding as of April 30, 2025	9,356	$0.50	7.9	$107,089

Vested and exercisable as of April 30, 2025	3,172	$1.26	6.0	$33,868
The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2025 was $9.93 per share. The intrinsic value of stock options exercised during the three months ended April 30, 2025 was $8.9 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2025 was approximately $85.9 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
Restricted Stock Units
RSU activity during the three months ended April 30, 2025 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	22,449	$17.81
Granted	10,836	$10.19
Vested	(3,127)	$19.80
Forfeited	(1,600)	$18.49
Unvested as of April 30, 2025	28,558	$14.66

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The fair value of RSUs released during the three months ended April 30, 2025 was $32.2 million.
As of April 30, 2025, total unrecognized compensation expense related to unvested RSUs was approximately $392.9 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Performance Stock Units
During the three months ended April 30, 2025, we granted 0.7 million PSUs subject to performance conditions related to the achievement of certain Company targets for fiscal year 2026, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded (with some PSUs having a maximum payout of 150% and others having a maximum payout of 125%). To the extent that they are earned, these PSUs will vest over three years.
As of April 30, 2025, total unrecognized compensation expense related to unvested PSUs expected to vest was approximately $4.0 million, which is expected to be recognized over a weighted-average remaining period of 2.9 years.
Employee Stock Purchase Plan Awards
As of April 30, 2025, total unrecognized compensation expense related to the ESPP was approximately $0.7 million, which is expected to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer LTD on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of April 30, 2025, total unrecognized compensation expense related to these shares was $0.6 million, which is expected to be recognized over a weighted-average remaining period of 0.2 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of subscription services revenue	$3,874	$4,276
Cost of professional services and other revenue	2,728	2,470
Sales and marketing	23,586	36,216
Research and development	34,595	29,142
General and administrative	11,578	16,623
Total	$76,361	$88,727
13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate may change due to several factors, including the relative amount of income we earn in various jurisdictions and certain book-tax differences.
We had a provision for income taxes of $2.8 million, reflecting an effective tax rate of (14.3)%, and $3.8 million, reflecting an effective tax rate of (15.1)%, for the three months ended April 30, 2025 and 2024, respectively.
For the three months ended April 30, 2025 and 2024, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax expenses due to a full valuation allowance on U.S. and Romania deferred tax assets ("DTAs") and due to tax rate differences between the U.S. and foreign countries.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of April 30, 2025, based on the available positive and negative evidence, we believe it is more likely than not that the DTAs associated with the U.S. and Romania will not be realized and we continue to maintain a full valuation allowance against such DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances.
As of April 30, 2025, we had gross unrecognized tax benefits totaling $1.6 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.9 million, excluding interest and penalties, which are accounted for as a component of our income tax provision.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally. Our estimates of the potential outcome of any uncertain tax position is subject to management's assessment of the relevant risks, facts, and circumstances existing at that time. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. However, our future results may include adjustments to estimates in the period the audits are settled, which may impact our effective tax rate.
Our Indian subsidiary is currently appealing the corporate income tax assessment of $2.1 million for the audit period of April 2019 through March 2021. It also has an open corporate income tax audit for the period from April 2022 through March 2024. Our Romanian subsidiary is currently appealing the corporate income tax audit decision for the period from January 2018 through January 2022. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. These negotiations are still underway, the authorities are in the process of determining the cost sharing allocations between the respective countries, and the ultimate outcomes remain uncertain.
On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") published the Pillar Two Model Rules defining the global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. We have assessed the impact of the Pillar Two rules and included the impact when calculating estimated annual effective tax rate for the current year.
14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(19,277)	$(3,278)	$(24,579)	$(4,157)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	468,751	79,700	487,472	82,453
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.05)	$(0.05)

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	25,881	—	32,230	—
Outstanding stock options	8,830	—	10,946	—
Shares issuable under ESPP	1,043	—	690	—
Unvested PSUs	205	—	—	—
Returnable shares issued in connection with business acquisition	136	—	274	—
Shares subject to repurchase from RSAs and early exercised stock options	—	—	28	—
Total	36,095	—	44,168	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2025 (the "2025 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part I, Item 1A, "Risk Factors," in the 2025 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
First established in an apartment in Bucharest, Romania in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations, starting with computer vision technology and user interface automation in our initial robotic process automation ("RPA") offering, which remains the foundation of our platform today. Over the course of the past several years, we have followed a strategy of leveraging advances in AI to broaden our automation capabilities and have expanded, through both internal product development and strategic acquisitions, from RPA as a tool to automation as a platform.
The UiPath Platform is designed to unify AI agents, robots, and people on a single intelligent system. With open and secure orchestration at its core, the platform allows customers to create, deploy, and manage these resources with scalability, flexibility, and compliance, enabling them to safely and confidently scale agentic automation and transform complex business processes.
Business Highlights for the Three Months Ended April 30, 2025:
•Revenue of $356.6 million increased 6% year-over-year.
•Annualized renewal run-rate ("ARR") at April 30, 2025 of $1,692.7 million increased 12% year-over-year.
•Gross margin was 82% for the three months ended April 30, 2025, compared to 83% for the three months ended April 30, 2024.
•Cash flow from operations was $119.0 million for the three months ended April 30, 2025, compared to $100.0 million for the three months ended April 30, 2024.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,591.9 million as of April 30, 2025, compared to $1,724.1 million as of January 31, 2025.
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
Fiscal Year 2025 Workforce Restructuring
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring is substantially completed, with any remaining actions expected to be completed by July 31, 2025. Refer to Note 10, Commitments and Contingencies—Workforce Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Key Performance Metric
We monitor annualized renewal run-rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At April 30, 2025 and 2024, our ARR was $1,692.7 million and $1,507.7 million, respectively, representing a growth rate of 12%. Approximately 24% of this growth rate was due to new customers and 76% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 108% and 118% as of April 30, 2025 and 2024, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, acquisitions, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our U.S. GAAP revenue and ARR calculations. Generally speaking, our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement as of the end of an invoiced period and divides that amount by the corresponding term and multiplies by 365 days to derive the annualized renewal value. In contrast, for our revenue calculated in accordance with U.S. GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and software-as-a-service ("SaaS") revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, revenue is impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced upfront, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract assuming no reserve is applied, whereas revenue is determined by total contract value and timing of satisfaction of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

A summary of ARR-related data at April 30, 2025 and 2024 is as follows:

	At April 30,
	2025	2024
	(dollars in thousands)
ARR	$1,692,683	$1,507,730
Incremental ARR (1)	184,953	258,847

Customers with ARR ≥ $1 million:
Number of customers	316	288
Percent of current period revenue	47%	48%
Customers with ARR ≥ $100 thousand:
Number of customers	2,365	2,092
Percent of current period revenue	87%	85%

Dollar-based net retention rate	108%	118%
(1) For the twelve months ended April 30, 2025 and 2024, respectively
Components of Results of Operations
Revenue
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, for our research and development employees, and allocated overhead. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest in efforts to develop new technology and enhance the functionality and capabilities of our existing products and platform infrastructure. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of expenses.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, associated with our finance, legal, human resources, compliance, and other administrative teams, as well as accounting and legal professional services fees, other corporate-related expenses, and allocated overhead. We expect that over the longer term our general and administrative expenses will decrease as a percentage of revenue, although this percentage may fluctuate from period to period due to timing and extent of expenses.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign exchange gains and losses. Other (expense) income, net also includes accretion of discounts and premiums on marketable securities.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. We currently maintain a full valuation allowance on our U.S. federal and state and Romania DTAs, as we have concluded as of April 30, 2025 that it is more likely than not that these DTAs will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Revenue:
Licenses	$128,286	$140,128
Subscription services	217,303	185,131
Professional services and other	11,035	9,853
Total revenue	356,624	335,112
Cost of revenue:
Licenses (1)	1,268	2,601
Subscription services (1)(2)(3)(4)	38,468	36,754
Professional services and other (2)(3)	24,121	15,970
Total cost of revenue	63,857	55,325
Gross profit	292,767	279,787
Operating expenses:
Sales and marketing (1)(2)(3)(4)	159,661	180,139
Research and development (2)(3)(4)	94,839	85,603
General and administrative (1)(2)(3)(4)	54,679	63,510
Total operating expenses	309,179	329,252
Operating loss	(16,412)	(49,465)
Interest income	12,648	13,830
Other (expense) income, net	(15,964)	10,679
Loss before income taxes	(19,728)	(24,956)
Provision for income taxes	2,827	3,780
Net loss	$(22,555)	$(28,736)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$240	$844
Cost of subscription services revenue	681	593
Sales and marketing	456	552
General and administrative	31	39
Total amortization of acquired intangible assets	$1,408	$2,028

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,874	$4,276
Cost of professional services and other revenue	2,728	2,470
Sales and marketing	23,586	36,216
Research and development	34,595	29,142
General and administrative	11,578	16,623
Total stock-based compensation expense	$76,361	$88,727

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$70	$177
Cost of professional services and other revenue	27	66
Sales and marketing	447	1,223
Research and development	390	630
General and administrative	127	415
Total employer payroll tax expense related to equity transactions	$1,061	$2,511

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$458	$—
Sales and marketing	1,981	—
Research and development	(331)	—
General and administrative	903	—
Total restructuring expense	$3,011	$—

	Three Months Ended April 30,
	2025	2024
	(as a percentage of revenue)
Revenue:
Licenses	36%	42%
Subscription services	61%	55%
Professional services and other	3%	3%
Total revenue	100%	100%
Cost of revenue:
Licenses	—%	1%
Subscription services	11%	11%
Professional services and other	7%	5%
Total cost of revenue	18%	17%
Gross profit	82%	83%
Operating expenses:
Sales and marketing	45%	53%
Research and development	27%	26%
General and administrative	15%	19%
Total operating expenses	87%	98%
Operating loss	(5)%	(15)%
Interest income	4%	4%
Other (expense) income, net	(4)%	3%
Loss before income taxes	(5)%	(8)%
Provision for income taxes	1%	1%
Net loss	(6)%	(9)%

Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$128,286	$140,128	$(11,842)	(8)%
Subscription services	217,303	185,131	32,172	17%
Professional services and other	11,035	9,853	1,182	12%
Total revenue	$356,624	$335,112	$21,512	6%
Total revenue increased by $21.5 million, or 6%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a $32.2 million increase in subscription services revenue, partially offset by an $11.8 million decrease in licenses revenue related in part to the transition to our Flex Offerings. As we continued to expand our sales efforts in the U.S. and internationally, total revenue grew across all regions. Of the growth in total revenue, 43% was attributable to new customers and 57% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$1,268	$2,601	$(1,333)	(51)%
Subscription services	38,468	36,754	1,714	5%
Professional services and other	24,121	15,970	8,151	51%
Total cost of revenue	$63,857	$55,325	$8,532	15%
Gross margin	82%	83%

Total cost of revenue increased by $8.5 million, or 15%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, due to an $8.2 million increase in cost of professional services and other revenue and a $1.7 million increase in cost of subscription services revenue, partially offset by a $1.3 million decrease in cost of licenses revenue.The increase in cost of professional services and other revenue was primarily driven by a $5.9 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers and a $1.7 million increase in personnel-related expenses, which included a $1.4 million increase in salary-related and bonus expenses and a $0.3 million increase in stock-based compensation expense. The $1.7 million increase in cost of subscription services revenue was primarily driven by a $3.4 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services, partially offset by a $1.6 million decrease in personnel-related expenses, which included a $1.0 million decrease in salary-related and bonus expenses and a $0.4 million decrease in stock-based compensation expense associated with reduced average headcount. The decrease in cost of licenses revenue was primarily driven by decreased amortization expense.
Our gross margin decreased to 82% for the three months ended April 30, 2025 compared to 83% for the three months ended April 30, 2024 due to a decrease in the proportion of higher-margin licenses revenue and the aforementioned increase in cost of professional services and other revenue primarily driven by increased third-party subcontractor costs.

Operating Expenses
Sales and Marketing

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Sales and marketing	$159,661	$180,139	$(20,478)	(11)%
Percentage of revenue	45%	53%
Sales and marketing expense decreased by $20.5 million, or 11%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The decrease was primarily attributable to a $21.2 million decrease in personnel-related expenses, which included a $12.6 million decrease in stock-based compensation expense, a $7.5 million decrease in salary-related and bonus expenses associated with reduced average headcount, a $1.2 million aggregate decrease in employee insurance costs and employer payroll taxes, a $1.1 million decrease in general employee severance, and an $0.8 million decrease in employer payroll tax expense related to employee equity transactions, partially offset by a $2.0 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring. Sales and marketing expense was also impacted by a $1.6 million increase in third-party consulting fees and a $1.4 million increase in marketing expenses, partially offset by a $1.5 million decrease in sales commissions expense.
Research and Development

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Research and development	$94,839	$85,603	$9,236	11%
Percentage of revenue	27%	26%
Research and development expense increased by $9.2 million, or 11%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase was primarily attributable to an $11.3 million increase in personnel-related expenses, which included a $6.4 million increase in salary-related and bonus expenses associated with both higher average headcount and merit increases and a $5.5 million increase in stock-based compensation expense, partially offset by a $0.9 million decrease in general employee severance. Research and development expense was also impacted by a $2.8 million decrease in hosting and software service costs.
General and Administrative

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
General and administrative	$54,679	$63,510	$(8,831)	(14)%
Percentage of revenue	15%	19%
General and administrative expense decreased by $8.8 million, or 14%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The decrease was primarily attributable to a $5.2 million decrease in personnel-related expenses, which included a $5.0 million decrease in stock-based compensation expense and a $1.2 million decrease in salary-related and bonus expenses associated with reduced average headcount, partially offset by a $1.0 million increase in employee termination benefits related to our Fiscal Year 2025 Workforce Restructuring. General and administrative expense was also impacted by a $2.4 million decrease in charitable donations mainly driven by the decreased fair value of our Class A common shares contributed to a donor-advised fund in the current year, a $1.8 million decrease in other taxes in non-U.S. jurisdictions, and a $0.7 million decrease in commercial insurance costs. These decreases were partially offset by a $2.1 million increase in third-party advisory fees.

Interest Income

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Interest income	$12,648	$13,830	$(1,182)	(9)%
Percentage of revenue	4%	4%
Interest income decreased by $1.2 million, or 9%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other (Expense) Income, Net

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(15,964)	$10,679	$(26,643)	NM (1)
Percentage of revenue	(4)%	3%
(1) Not meaningful
Other expense, net increased by $26.6 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a $15.9 million increase in losses from foreign currency transactions as a result of the lower value of the U.S. dollar during the three months ended April 30, 2025, a $5.6 million decrease in accretion of net discounts on marketable securities, and a $5.1 million increase in legal expense related to shareholder litigation.
Provision For Income Taxes

	Three Months Ended April 30,
	2025	2024	Change	Change %
	(dollars in thousands)
Provision for income taxes	$2,827	$3,780	$(953)	(25)%
Percentage of revenue	1%	1%
Provision for income taxes decreased by $1.0 million, or 25%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, mainly driven by the lower non-U.S. operating profits.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,591.5 million, and we had an accumulated deficit of $2,010.4 million. For the three months ended April 30, 2025, we reported a net loss of $22.6 million and net cash provided by operating activities of $119.0 million. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business acquisitions, and repurchase shares of our Class A common stock.
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
Stock Repurchase Program
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. On August 30, 2024 our board of directors authorized the repurchase of an additional $500.0 million of our outstanding shares of Class A common stock. Refer to Note 11, Stockholders' Equity—Stock Repurchase Program for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities (1)	$119,002	$100,037
Net cash (used in) provided by investing activities	$(79,923)	$35,766
Net cash used in financing activities	$(235,204)	$(45,736)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(1,113)	$(2,403)
Net payments of employee tax withholdings on stock option exercises	$(2)	$(12)
Cash paid for restructuring costs	$(9,782)	$(63)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the three months ended April 30, 2025 of $119.0 million was driven by cash collections from our customers, which were approximately 2% higher than during the three months ended April 30, 2024. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 annual bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring and payments for professional services, software, and office rent.
Net cash provided by operating activities for the three months ended April 30, 2024 of $100.0 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2025 of $79.9 million was driven by $153.4 million in purchases of marketable securities, a net payment of $24.8 million in connection with the acquisition of Peak, and $12.8 million in capital expenditures primarily related to leasehold improvements, partially offset by $111.1 million in maturities of marketable securities.
Net cash provided by investing activities for the three months ended April 30, 2024 of $35.8 million was primarily driven by $360.1 million in maturities of marketable securities, partially offset by $323.1 million in purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended April 30, 2025 of $235.2 million was primarily driven by $227.5 million in repurchases of Class A common stock under our stock repurchase program and $12.2 million in payments of tax withholdings on net settlement of equity awards, partially offset by $4.2 million in proceeds from ESPP contributions.
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
As of April 30, 2025, accrued compensation and benefits of $45.0 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 9, Condensed Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments. There were no significant changes during the three months ended April 30, 2025 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2025 Form 10-K.
Our stock repurchase program may also represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. Refer to Note 11, Stockholders' Equity—Stock Repurchase Program for further details.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2025 Form 10-K.
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
Interest Rate Risk
As of April 30, 2025, we had $700.6 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $890.9 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2025.

Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income, net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during the three months ended April 30, 2025 and 2024. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $37.7 million for the three months ended April 30, 2025. For the three months ended April 30, 2025, approximately 55% of our revenues and approximately 39% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction losses of $13.1 million.
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
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended April 30, 2025, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 10, Commitments and Contingencies—Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2025 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition, and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended April 30, 2025 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 1 - 28	636	$12.61	636	$499,368
March 1 - 31	2,781	$11.08	2,781	$468,565
April 1 - 30	18,458	$10.20	18,458	$280,298
Total	21,875		21,875
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended April 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On April 15, 2025, Brad Brubaker, our Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act to sell up to 137,908 shares of our Class A common stock through December 10, 2025, subject to limit prices.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Performance Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UiPath, Inc.

Date: June 3, 2025	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)