Form 10-Q
period 2025-07-31
UiPath, Inc.
filed 2025-09-08
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 4, 2025, the registrant had 453,568,899 shares of Class A common stock and 77,452,748 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$628,617	$879,196
Restricted cash	438	438
Marketable securities	818,870	750,322
Accounts receivable, net of allowance for credit losses of $2,487 and $1,642, respectively	269,810	451,131
Contract assets	117,418	88,735
Deferred contract acquisition costs	85,192	82,461
Prepaid expenses and other current assets	110,391	86,276
Total current assets	2,030,736	2,338,559
Marketable securities, non-current	75,151	94,113
Contract assets, non-current	2,659	3,447
Deferred contract acquisition costs, non-current	135,955	139,341
Property and equipment, net	41,545	32,740
Operating lease right-of-use assets	65,626	66,500
Intangible assets, net	21,604	7,905
Goodwill	120,800	87,304
Deferred tax assets	26,018	27,963
Other assets, non-current	72,223	67,398
Total assets	$2,592,317	$2,865,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,743	$33,178
Accrued expenses and other current liabilities	145,856	83,923
Accrued compensation and employee benefits	65,870	112,355
Deferred revenue	506,948	569,464
Total current liabilities	738,417	798,920
Deferred revenue, non-current	104,313	135,843
Operating lease liabilities, non-current	72,623	74,230
Other liabilities, non-current	11,261	10,515
Total liabilities	926,614	1,019,508
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 521,176 and 508,680 shares issued; 453,404 and 471,059 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 77,453 and 82,453 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 67,772 and 37,621 shares, respectively	(824,842)	(494,779)
Additional paid-in capital	4,474,638	4,333,300
Accumulated other comprehensive income (loss)	24,747	(4,890)
Accumulated deficit	(2,008,846)	(1,987,875)
Total stockholders’ equity	1,665,703	1,845,762
Total liabilities and stockholders’ equity	$2,592,317	$2,865,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Licenses	$112,161	$112,251	$240,447	$252,379
Subscription services	238,363	194,673	455,666	379,804
Professional services and other	11,204	9,329	22,239	19,182
Total revenue	361,728	316,253	718,352	651,365
Cost of revenue:
Licenses	1,200	2,393	2,468	4,994
Subscription services	38,229	43,529	76,697	80,283
Professional services and other	24,951	17,398	49,072	33,368
Total cost of revenue	64,380	63,320	128,237	118,645
Gross profit	297,348	252,933	590,115	532,720
Operating expenses:
Sales and marketing	166,303	194,330	325,964	374,469
Research and development	98,341	98,433	193,180	184,036
General and administrative	52,889	63,519	107,568	127,029
Total operating expenses	317,533	356,282	626,712	685,534
Operating loss	(20,185)	(103,349)	(36,597)	(152,814)
Interest income	12,004	13,370	24,652	27,200
Other income (expense), net	11,508	7,710	(4,456)	18,389
Income (loss) before income taxes	3,327	(82,269)	(16,401)	(107,225)
Provision for income taxes	1,743	3,828	4,570	7,608
Net income (loss)	$1,584	$(86,097)	$(20,971)	$(114,833)
Net income (loss) per share, basic	$0.00	$(0.15)	$(0.04)	$(0.20)
Net income (loss) per share, diluted	$0.00	$(0.15)	$(0.04)	$(0.20)
Weighted-average shares used in computing net income (loss) per share, basic	536,169	568,042	542,208	568,973
Weighted-average shares used in computing net income (loss) per share, diluted	542,865	568,042	542,208	568,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income (loss)	$1,584	$(86,097)	$(20,971)	$(114,833)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(814)	482	(258)	(29)
Foreign currency translation adjustments. net	(3,962)	2,883	29,895	(691)
Other comprehensive (loss) income, net	(4,776)	3,365	29,637	(720)
Comprehensive (loss) income	$(3,192)	$(82,732)	$8,666	$(115,553)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	851	—	—	—	—	—	301	—	—	301
Issuance of common stock upon settlement of restricted stock units	3,127	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	5,000	—	(5,000)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,026)	—	—	—	—	—	(10,566)	—	—	(10,566)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A Common Stock	—	—	—	—	(21,875)	(229,445)	—	—	—	(229,445)
Stock-based compensation	—	—	—	—	—	—	76,364	—	—	76,364
Other comprehensive income, net	—	—	—	—	—	—	—	34,413	—	34,413
Net loss	—	—	—	—	—	—	—	—	(22,555)	(22,555)
Balance as of April 30, 2025	516,913	$5	77,453	$1	(59,496)	$(724,224)	$4,403,586	$29,523	$(2,010,430)	$1,698,461
Issuance of common stock upon exercise of stock options	818	—	—	—	—	—	222	—	—	222
Issuance of common stock upon settlement of restricted stock units	3,911	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,242)	—	—	—	—	—	(15,895)	—	—	(15,895)
Repurchase of Class A Common Stock	—	—	—	—	(8,276)	(100,618)	—	—	—	(100,618)
Issuance of common stock under employee stock purchase plan	776	—	—	—	—	—	8,719	—	—	8,719
Stock-based compensation	—	—	—	—	—	—	78,006	—	—	78,006
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,776)	—	(4,776)
Net income	—	—	—	—	—	—	—	—	1,584	1,584
Balance as of July 31, 2025	521,176	$5	77,453	$1	(67,772)	$(824,842)	$4,474,638	$24,747	$(2,008,846)	$1,665,703

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donations of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A common stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004
Issuance of common stock upon exercise of stock options	727	—	—	—	—	—	331	—	—	331
Issuance of common stock upon settlement of restricted stock units	3,970	—	—	—	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,293)	—	—	—	—	—	(16,727)	—	—	(16,727)
Repurchase of Class A common stock	—	—	—	—	(16,326)	(197,427)	—	—	—	(197,427)
Issuance of common stock under employee stock purchase plan	865	—	—	—	—	—	8,824	—	—	8,824
Stock-based compensation	—	—	—	—	—	—	94,307	—	—	94,307
Other comprehensive income, net	—	—	—	—	—	—	—	3,365	—	3,365
Net loss	—	—	—	—	—	—	—	—	(86,097)	(86,097)
Balance as of July 31, 2024	501,162	$5	82,453	$1	(23,104)	$(322,047)	$4,176,531	$8,105	$(2,029,014)	$1,833,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(20,971)	$(114,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,483	9,483
Amortization of deferred contract acquisition costs	44,165	39,392
Net accretion on marketable securities	(6,962)	(18,527)
Stock-based compensation expense	154,367	183,032
Charitable donation of Class A common stock	4,187	6,564
Non-cash operating lease expense	8,691	7,562
(Benefit from) provision for deferred income taxes	(360)	752
Other non-cash charges (credits), net	3,940	(573)
Changes in operating assets and liabilities:
Accounts receivable	192,404	165,781
Contract assets	(23,514)	(19,773)
Deferred contract acquisition costs	(36,302)	(33,898)
Prepaid expenses and other assets	(21,151)	6,314
Accounts payable	(11,706)	6,774
Accrued expenses and other liabilities	37,841	7,018
Accrued compensation and employee benefits	(51,354)	(59,799)
Operating lease liabilities, net	(6,412)	(6,983)
Deferred revenue	(113,757)	(31,873)
Net cash provided by operating activities	160,589	146,413
Cash flows from investing activities
Purchases of marketable securities	(300,059)	(697,765)
Maturities of marketable securities	257,134	730,337
Purchases of property and equipment	(12,832)	(2,656)
Payments related to business acquisition, net of cash acquired	(24,821)	—
Purchases of investments	—	(35,809)
Net cash used in investing activities	(80,578)	(5,893)
Cash flows from financing activities
Repurchases of Class A common stock	(329,101)	(218,752)
Proceeds from exercise of stock options	523	643
Payments of tax withholdings on net settlement of equity awards	(26,278)	(45,949)
Net (payments) receipts of tax withholdings on sell-to-cover equity award transactions	(19)	99
Proceeds from employee stock purchase plan contributions	8,069	8,642
Payment of deferred consideration related to business acquisition	—	(5,570)
Net cash used in financing activities	(346,806)	(260,887)
Effect of exchange rate changes	16,216	(1,998)
Net decrease in cash, cash equivalents, and restricted cash	(250,579)	(122,365)
Cash, cash equivalents, and restricted cash - beginning of period	879,634	1,062,116
Cash, cash equivalents, and restricted cash - end of period	$629,055	$939,751
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$309
Cash paid for income taxes, net	$11,127	$12,054
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	$62	$149
Deferred and contingent consideration recognized in connection with business acquisition	$9,835	$—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	$4,852	$4,069
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2025 Form 10-K. There have been no significant changes to such policies during the six months ended July 31, 2025.
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
The results of operations for the six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future interim or annual period.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended July 31, 2025 and 2024, we recognized foreign currency transaction gains (losses) of $8.9 million and $(0.6) million, respectively. For the six months ended July 31, 2025 and 2024, we recognized foreign currency transaction (losses) gains of $(4.3) million and $2.2 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits at times exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2025 and January 31, 2025, 91% and 86%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2025 and 2024, no single customer accounted for 10% or more of our total revenue. As of July 31, 2025 and January 31, 2025, no single customer accounted for 10% or more of our accounts receivable.
Segment Information
Our chief operating decision maker ("CODM") is our Chief Executive Officer ("CEO"). The CODM reviews financial information at the consolidated level and manages business activities as one operating and reportable segment. Because the assets of our single reportable segment are presented as total assets on our condensed consolidated balance sheets, no other measure of segment assets is regularly provided to the CODM. Net income (loss), as reported on our condensed consolidated statements of operations, is one of the measures of segment profit or loss used by our CODM to evaluate performance relative to plan, make resource allocation decisions, and monitor profitability trends.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Significant Segment Expenses
Revenue is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net income (loss) for the periods presented as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	$361,728	$316,253	$718,352	$651,365
Significant segment expenses:
Adjusted cost of licenses(1)	949	1,574	1,977	3,331
Adjusted cost of subscription services(1)(2)(3)(4)	33,424	37,264	66,809	68,972
Adjusted cost of professional services and other(2)(3)(4)	22,541	14,230	43,907	27,664
Adjusted sales and marketing(1)(2)(3)(4)	140,907	148,011	274,098	290,159
Adjusted research and development(2)(3)(4)	61,525	63,810	121,710	119,641
Adjusted general and administrative(1)(2)(3)(4)(5)(6)	40,089	44,910	77,942	84,779
Other segment items(7)	68,716	100,342	169,300	187,465
Amortization of acquired intangible assets	2,254	1,751	3,662	3,779
Interest income	(12,004)	(13,370)	(24,652)	(27,200)
Provision for income taxes	1,743	3,828	4,570	7,608
Net income (loss)	$1,584	$(86,097)	$(20,971)	$(114,833)
(1) Excludes amortization of acquired intangible assets
(2) Excludes stock-based compensation
(3) Excludes employer payroll tax on employee equity transactions
(4) Excludes restructuring costs
(5) Excludes charitable donation of Class A common stock
(6) Excludes change in fair value of contingent consideration
(7) Other segment items include stock-based compensation expense; employer payroll tax expense related to employee equity transactions; restructuring costs; charitable donation of Class A common stock; change in fair value of contingent consideration; and other income (expense), net, as applicable.

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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended July 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$181,081	50%	$150,591	48%
Europe, Middle East, and Africa	113,026	31%	97,989	31%
Asia-Pacific (2)	67,621	19%	67,673	21%
Total revenue	$361,728	100%	$316,253	100%
(1)Revenue from the U.S. represented 47% and 43% of our total revenues for the three months ended July 31, 2025 and 2024, respectively.
(2)Revenue from Japan represented 8% and 9% of our total revenues for the three months ended July 31, 2025 and 2024, respectively.

	Six Months Ended July 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$342,488	48%	$303,702	47%
Europe, Middle East, and Africa	236,690	33%	202,616	31%
Asia-Pacific (2)	139,174	19%	145,047	22%
Total revenue	$718,352	100%	$651,365	100%
(1)Revenue from the U.S. represented 45% and 42% of our total revenues for the six months ended July 31, 2025 and 2024, respectively.
(2)Revenue from Japan represented 9% and 11% of our total revenues for the six months ended July 31, 2025 and 2024, respectively.
Deferred Revenue
During the six months ended July 31, 2025 and 2024, we recognized $362.6 million and $309.0 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of July 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,208.7 million, which consists of $611.3 million of billed consideration and $597.4 million of unbilled consideration. We expect to recognize 65% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $22.8 million and $20.9 million for the three months ended July 31, 2025, and 2024, respectively, and $44.2 million and $39.4 million for the six months ended July 31, 2025 and 2024, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	$792,532	$—	$(539)	$791,993
Corporate bonds	87,145	—	(90)	87,055
Commercial paper	14,974	—	(1)	14,973
Total marketable securities	$894,651	$—	$(630)	$894,021

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	$703,740	$—	$(421)	$703,319
Corporate bonds	93,989	36	—	94,025
Commercial paper	42,371	20	—	42,391
Yankee bonds	4,707	—	(7)	4,700
Total marketable securities	$844,807	$56	$(428)	$844,435

As of July 31, 2025 and January 31, 2025, $75.2 million and $94.1 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of July 31, 2025 and January 31, 2025, $1.9 million and $2.4 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of July 31, 2025 or January 31, 2025.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and January 31, 2025 (in thousands):

	As of July 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$183,542	$—	$—	$183,542
Total cash equivalents	183,542	—	—	183,542
Treasury bills and U.S. government securities	791,993	—	—	791,993
Corporate bonds	—	87,055	—	87,055
Commercial paper	—	14,973	—	14,973
Total marketable securities	791,993	102,028	—	894,021
Other investments carried at fair value	—	—	13,375	13,375
Total	$975,535	$102,028	$13,375	$1,090,938
Financial liabilities:
Contingent consideration	$—	$—	$1,545	$1,545
Total	$—	$—	$1,545	$1,545

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$311,942	$—	$—	$311,942
Total cash equivalents	311,942	—	—	311,942
Treasury bills and U.S. government securities	703,319	—	—	703,319
Corporate bonds	—	94,025	—	94,025
Commercial paper	—	42,391	—	42,391
Yankee bonds	—	4,700	—	4,700
Total marketable securities	703,319	141,116	—	844,435
Other investments carried at fair value	—	—	11,879	11,879
Total	$1,015,261	$141,116	$11,879	$1,168,256
Our money market funds and treasury bills and U.S. government securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value (which consist of convertible bonds of private company the H Company purchased during fiscal year 2025) and contingent consideration liability associated with business acquisition are classified as Level 3 because their valuation relies on unobservable inputs.

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
The Peak acquisition is accounted for as a business combination. The following table summarizes the allocation of purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$36,689	$(24,965)	$11,724	3.3
Customer relationships	18,124	(9,311)	8,813	2.6
Trade names and trademarks	806	(334)	472	2.7
Other intangibles	1,231	(636)	595	6.1
Total	$56,850	$(35,246)	$21,604

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
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $2.3 million and $1.8 million for the three months ended July 31, 2025 and 2024, respectively, and $3.7 million and $3.8 million for the six months ended July 31, 2025 and 2024, respectively.
Expected future amortization expense related to intangible assets was as follows as of July 31, 2025 (in thousands):

Amount
Remainder of year ending January 31, 2026	$4,468
Year ending January 31,
2027	7,302
2028	5,968
2029	2,020
2030	1,414
Thereafter	432
Total	$21,604
Goodwill
Changes in the carrying amount of goodwill during the six months ended July 31, 2025 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$87,304
Acquisition of Peak	27,964
Effect of foreign currency translation	5,532
Balance as of July 31, 2025	$120,800
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 13 years. For purposes of calculating operating lease liabilities, lease terms are deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating lease cost	$5,314	$4,086	$8,691	$7,562
Short-term lease cost	696	1,024	1,356	2,147
Variable lease cost	711	411	1,649	934
Total	$6,721	$5,521	$11,696	$10,643
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	July 31, 2025	January 31, 2025
Weighted-average remaining lease term (years)	9.6	10.1
Weighted-average discount rate	7.6%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2025 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$4,314
Year ending January 31,
2027	15,503
2028	13,920
2029	10,430
2030	9,358
Thereafter	57,278
Total operating lease payments	110,803
Less: imputed interest	(31,493)
Total operating lease liabilities	$79,310
As of July 31, 2025, we had non-cancellable commitments in the amount of $2.9 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $6.7 million and $3.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively.
Supplemental cash flow information related to leases for the three and six months ended July 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,571	$3,665	$8,041	$7,318
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$2,239	$12,748	$2,994	$19,792

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Prepaid expenses and service credits	$57,453	$65,334
Other current assets	52,938	20,942
Prepaid expenses and other current assets	$110,391	$86,276
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Computers and equipment	$24,226	$23,677
Leasehold improvements	33,086	31,402
Furniture and fixtures	7,732	7,124
Construction in progress	18,762	9,562
Other	665	635
Property and equipment, gross	84,471	72,400
Less: accumulated depreciation	(42,926)	(39,660)
Property and equipment, net	$41,545	$32,740
Depreciation expense for the three months ended July 31, 2025 and 2024 was $1.2 million and $2.3 million, respectively. Depreciation expense for the six months ended July 31, 2025 and 2024 was $2.5 million and $4.6 million, respectively.
Other Assets, Non-Current
As of July 31, 2025 and January 31, 2025, other assets, non-current included $26.7 million and $24.4 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of July 31, 2025 and January 31, 2025, other assets, non-current also included $13.4 million and $11.9 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2025	January 31, 2025
Accrued expenses(1)	$38,470	$16,005
Accrued legal, accounting, and tax(1)	7,053	3,805
Withholding tax from employee equity transactions	4,847	4,699
Employee stock purchase plan withholdings	2,967	3,335
Payroll taxes and other benefits payable	8,244	8,258
Income taxes payable	2,166	1,632
Value-added taxes payable	5,315	3,640
Operating lease liabilities, current	6,687	3,587
Deferred consideration for business acquisition	8,000	—
Contingent consideration for business acquisition	1,545	—
Accrued partner incentives	14,102	13,314
Cloud infrastructure liabilities	6,672	6,685
Other	39,788	18,963
Accrued expenses and other current liabilities	$145,856	$83,923
(1) Prior period amounts have been expanded to conform to current period presentation

10. Commitments and Contingencies
Letters of Credit
We had a total of $2.9 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2025 and January 31, 2025, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2027.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2025 and January 31, 2025, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is remote.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Workforce Restructuring
On July 8, 2024, our board of directors approved restructuring actions (the "Fiscal Year 2025 Workforce Restructuring") to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring was completed during the three months ended July 31, 2025.
The following table presents amounts incurred for restructuring-related costs during the six months ended July 31, 2025, and the remaining liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, as of July 31, 2025 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2025	$9,778
Restructuring costs incurred during the six months ended July 31, 2025	4,407
Amount paid during the six months ended July 31, 2025	(11,532)
Accrued restructuring costs as of July 31, 2025	$2,653
The following table presents restructuring charges (credits), consisting primarily of employee termination benefits, recognized during the six months ended July 31, 2025 by financial statement line item (in thousands):

Employee Termination Benefits
Cost of subscription services revenue	$585
Cost of professional services and other revenue	18
Sales and marketing	2,524
Research and development	(52)
General and administrative	1,332
Total	$4,407
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $3.7 million and $4.0 million for the three months ended July 31, 2025 and 2024, respectively, and $9.2 million and $10.2 million for the six months ended July 31, 2025 and 2024, respectively.
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
UiPath and certain of its officers and directors are currently parties to the following litigation matters:
2023 Securities Action
On September 6, 2023, a putative class action lawsuit was initiated in the United States District Court for the Southern District of New York against UiPath, then Co-Chief Executive Officer ("Co-CEO") Daniel Dines, and Chief Financial Officer ("CFO") Ashim Gupta (the "2023 Securities Action"). The complaint, captioned In re UiPath, Inc. Securities Litigation, has been amended multiple times. The substance of the allegations is that, in 2021 and 2022, defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results, in violation of Sections 11 and 15 of the Securities Act and Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act. The lawsuit is purportedly brought on behalf of a putative class of persons who

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022 and seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the 2023 Securities Action, and on November 4, 2024, the Court dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On February 28, 2025, the plaintiff filed a motion for Class Certification and Appointment of Class Representative and Class Counsel, and on April 29, 2025, defendants filed their opposition to the motion. On June 9, 2025, the plaintiff filed a third amended complaint to include two additional statements made by defendants during the same 2021 and 2022 period, which plaintiff alleges were materially misleading. On June 26, 2025, the defendants moved to dismiss the third amended complaint in its entirety.
Starting on November 30, 2023, five purported shareholder derivative lawsuits were filed in various courts against UiPath, as a nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors, alleging that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. As of February 5, 2025, all of these derivative lawsuits were voluntarily dismissed without prejudice. On July 18, 2025, a new shareholder derivative lawsuit was filed in the District of Delaware against the same defendants alleging substantially similar claims. This case is captioned Rudolph v. Dines et al. and is stayed pending resolution of the defendants' motion to dismiss the third amended complaint in the underlying 2023 Securities Action.
2024 Securities Action
On June 20, 2024, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against UiPath, CEO Daniel Dines, former CEO Robert Enslin, and CFO Ashim Gupta (the "2024 Securities Action"), asserting claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock, and purchasers of UiPath call options and sellers of put options, between December 1, 2023 and May 29, 2024. Plaintiffs alleged that the defendants made material misstatements and omissions, including regarding UiPath's AI-powered Business Automation Platform and UiPath's strategy for, the success of, and customer demand for the platform, and sought unspecified monetary damages, costs and attorneys' fees, and other unspecified relief. On January 21, 2025, defendants moved to dismiss the amended complaint and on July 23, 2025, the Court granted the motion and dismissed the amended complaint in its entirety but allowed plaintiffs until September 12, 2025 to file a second amended complaint.
The two purported shareholder derivative lawsuits related to the 2024 Securities Action, filed in the United States District Court for the Southern District of New York on July 8, 2024 and April 27, 2025, respectively, remain stayed pending further resolution of the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of July 31, 2025, as we believe a loss in these matters is neither probable nor estimable at this time.
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
Notably, our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods from January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
litigation. The amount of the payment is included in other assets, non-current on our condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025. We have not recorded any estimated liability related to this litigation as of July 31, 2025, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romanian subsidiary was selected for value-added tax audit for the period from February 2022 through April 2024. The audit for the period from March 2024 through April 2024 has been finalized with $0.2 million to be refunded to us. The audit for the period from February 2022 through February 2024 is currently suspended until the appeal of the aforementioned prior period assessment is resolved in court. While the audit is ongoing and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of July 31, 2025, as we believe it is not probable that a material loss has been incurred.
Our Indian subsidiary is currently subject to goods and services tax ("GST") inspection for the period from April 2021 through March 2024. A preliminary inquiry for certain transactions with a GST amount of $45.6 million has been raised. We have responded to all requests from the tax authority. The inspection for the period from April 2018 through March 2021 has been dropped as the statute of limitation has lapsed. We have not recorded any estimated tax liability related to this audit as of July 31, 2025, as we believe it is not probable that a material loss has been incurred.
Further, we are currently subject to various other audits, including sales and use tax audit of our U.S. entity in New York State for the periods from March 2019 through February 2022 and December 2022 through May 2025, audit related to payroll withholding tax, vendor fees, and foreign payments for our Japan entity for the period from January 2021 through June 2025, and value-added tax audit of our Germany entity for 2021 and 2022. We have not recorded any estimated tax liabilities related to these audits as of July 31, 2025, as we believe it is not probable that a material loss has been incurred.
For additional information regarding tax audits, refer to Note 13, Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners.
As of July 31, 2025, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$87,980
Year ending January 31,
2027	140,525
2028	97,066
2029	30,578
2030	3
Thereafter	—
Total	$356,152
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
We repurchased 30.2 million and 17.3 million shares of our Class A common stock at an average price of $10.87 and $12.67 per share (inclusive of brokerage commission) during the six months ended July 31, 2025 and 2024, respectively.
For the six months ended July 31, 2025 and 2024, we accrued $2.4 million and $0.7 million, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheets.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the six-month periods ended July 31, 2025 and 2024 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $4.2 million and $6.6 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the six months ended July 31, 2025 and 2024, respectively.
Conversion of Class B Common Stock to Class A Common Stock
On March 13, 2025, 5.0 million shares of Class B common stock beneficially owned by CEO Daniel Dines were converted into Class A common stock in connection with a previously disclosed Rule 10b5-1 trading plan. All remaining outstanding shares of Class B common stock continue to be beneficially owned by Mr. Dines.
Accumulated Other Comprehensive Income
For the six months ended July 31, 2025 and 2024, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income (loss), net of tax	29,895	(258)	29,637
Balance as of July 31, 2025	$25,377	$(630)	$24,747

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss, net of tax	(691)	(29)	(720)
Balance as of July 31, 2024	$8,234	$(129)	$8,105
12. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other forms of awards. As of July 31, 2025, we have reserved 229.8 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of July 31, 2025, the ESPP authorizes the issuance of 32.7 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the six months ended July 31, 2025 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	7,935	$0.60	7.5	$108,138
Granted	2,459	$0.10
Exercised	(1,669)	$0.31
Forfeited	(229)	$0.10
Outstanding as of July 31, 2025	8,496	$0.52	7.7	$95,428

Vested and exercisable as of July 31, 2025	3,008	$1.28	5.7	$31,498
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2025 was $10.02 per share. The intrinsic value of stock options exercised during the six months ended July 31, 2025 was $19.0 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2025 was approximately $70.0 million, which is expected to be recognized over a weighted-average remaining period of 1.9 years.
Restricted Stock Units
RSU activity during the six months ended July 31, 2025 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	22,449	$17.81
Granted	14,215	$10.78
Vested	(7,038)	$17.76
Forfeited	(3,276)	$16.74
Unvested as of July 31, 2025	26,350	$14.16
The intrinsic value of RSUs released during the six months ended July 31, 2025 was $82.3 million.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of July 31, 2025, total unrecognized compensation expense related to unvested RSUs was approximately $349.7 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Performance Stock Units
During the six months ended July 31, 2025, we granted 0.7 million PSUs subject to performance conditions related to the achievement of certain Company targets for fiscal year 2026, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded (with some PSUs having a maximum payout of 150% and others having a maximum payout of 125%). To the extent that they are earned, these PSUs will vest over three years from the grant date.
As of July 31, 2025, total unrecognized compensation expense related to unvested PSUs expected to vest was approximately $6.3 million, which is expected to be recognized over a weighted-average remaining period of 2.7 years.
Employee Stock Purchase Plan Awards
During the six months ended July 31, 2025, 0.8 million shares were purchased under the ESPP at $11.24 per share. As of July 31, 2025, total unrecognized compensation expense related to the ESPP was approximately $1.9 million, which is expected to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Associated with Business Acquisition
At the closing of the acquisition of Re:infer LTD on July 29, 2022, we issued 0.4 million shares of Class A common stock (outside of the 2021 Plan) to be released to certain employee sellers in equal installments on the first, second, and third anniversaries of the closing date, subject to employment-related clawback provisions. As of July 31, 2025, there is no longer any unrecognized compensation expense related to these shares.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of subscription services revenue	$3,682	$5,284	$7,556	$9,560
Cost of professional services and other revenue	2,358	3,015	5,086	5,485
Sales and marketing	23,402	37,473	46,988	73,689
Research and development	36,087	32,654	70,682	61,796
General and administrative	12,477	15,879	24,055	32,502
Total	$78,006	$94,305	$154,367	$183,032
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
We had a provision for income taxes of $1.7 million, reflecting an effective tax rate of 52.4%, for the three months ended July 31, 2025, and a provision for income taxes of $3.8 million, reflecting an effective tax rate of (4.7)%, for the three months ended July 31, 2024.
We had a provision for income taxes of $4.6 million, reflecting an effective tax rate of (27.9)%, for the six months ended July 31, 2025, and a provision for income taxes of $7.6 million, reflecting an effective tax rate of (7.1)%, for the six months ended July 31, 2024.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
For the three and six months ended July 31, 2025, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax expenses due to a full valuation allowance on U.S. and Romania deferred tax assets ("DTAs") and due to tax rate differences between the U.S. and foreign countries. For the three and six months ended July 31, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of a full valuation allowance on U.S., Romania, and U.K. DTAs and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of July 31, 2025, based on the available positive and negative evidence, we believe it is more likely than not that the DTAs associated with the U.S. and Romania will not be realized and we continue to maintain a full valuation allowance against such DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for our U.S. DTA within the next six months, and for our Romania DTA, or a portion thereof, within the next 18 months. Release of a valuation allowance would result in recognition of DTA and income tax benefit in the period of the respective release.
As of July 31, 2025, we had gross unrecognized tax benefits totaling $1.6 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.9 million, excluding interest and penalties, which are accounted for as a component of our income tax provision.
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
Our Indian subsidiary is currently appealing the corporate income tax assessment of $2.1 million for the audit period of April 2019 through March 2021. It also has an open corporate income tax audit for the period from April 2022 through March 2024. Our Romanian subsidiary is currently appealing the corporate income tax audit decision for the period from January 2018 through January 2022. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. The U.S.-Romania negotiation is in its final stage, and we anticipate that an agreement will be reached in the next six months. During the three months ended July 31, 2025, after evaluating recent developments, we recorded a $3.1 million decrease to the U.S. DTA and the corresponding valuation allowance, representing the unrecognized tax benefit related to the U.S.-Romania bilateral advance agreement. Further, during the three months ended July 31, 2025 we also recorded a $4.3 million increase in the Romania DTA and the corresponding valuation allowance. The Japan-Romania negotiation is currently ongoing, and the ultimate outcome remains uncertain.
On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") published the Pillar Two Model Rules defining the global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Based on the current Pillar Two rules, we anticipate a qualified domestic minimum top-up tax ("QDMTT") of $1.9 million in Romania for the current fiscal year. The impact of the QDMTT was included when calculating the estimated annual effective tax rate for the current year. In June 2025, the G7 countries reached an understanding that U.S.-based parent groups would be excluded from the income inclusion rules and undertaxed profit rule under the OECD Pillar Two framework. The G7 understanding has not been implemented in the OECD framework or in local legislation. We are currently assessing the impact of the G7 understanding but do not expect a significant impact on our effective tax rate in the current year.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, resulting in significant changes to the U.S. federal income tax code, including restoring the 100% bonus depreciation deduction for qualified property, allowing the immediate expensing of domestic research and experimental expenditures, and causing various changes to other domestic and international tax provisions. ASC 740, Income Taxes, requires that the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. We have

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
included the impact of OBBBA when calculating the estimated annual effective tax rate for the current year, and the legislation does not have a significant impact on our consolidated tax position.
14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$1,355	$229	$(73,600)	$(12,497)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	458,716	77,453	485,589	82,453
Dilutive potential common shares from outstanding equity awards	6,696	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	465,412	77,453	485,589	82,453
Net income (loss) per share, basic	$0.00	$0.00	$(0.15)	$(0.15)
Net income (loss) per share, diluted	$0.00	$0.00	$(0.15)	$(0.15)

	Six Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(17,933)	$(3,038)	$(98,192)	$(16,641)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	463,650	78,558	486,520	82,453
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.20)	$(0.20)
Anti-dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	10,610	—	33,472	—
Outstanding stock options	2,198	—	10,582	—
Shares issuable under ESPP	416	—	833	—
Unvested PSUs	—	—	—	—
Returnable shares issued in connection with business acquisition	—	—	269	—
Shares subject to repurchase from RSAs and early exercised stock options	—	—	16	—
Total	13,224	—	45,172	—

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	27,239	—	32,858	—
Outstanding stock options	8,870	—	10,762	—
Shares issuable under ESPP	900	—	762	—
Unvested PSUs	427	—	—	—
Returnable shares issued in connection with business acquisition	134	—	272	—
Shares subject to repurchase from RSAs and early exercised stock options	—	—	22	—
Total	37,570	—	44,676	—
15. Related Party Transactions
We have at times made use of an aircraft which is owned by Daniel Dines, our CEO, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, bears all associated operating, personnel, and maintenance costs. For the six months ended July 31, 2025 and 2024, we incurred expenses of $0.9 million and none, respectively, in connection with our business use of the aircraft.

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
Business Highlights for the Three and Six Months Ended July 31, 2025:
•Quarter-to-date revenue of $361.7 million increased 14% year-over-year.
•Year-to-date revenue of $718.4 million increased 10% year-over-year.
•Annualized renewal run-rate ("ARR") at July 31, 2025 of $1,723.4 million increased 11% year-over-year.
•Gross margin was 82% and 82% for the three and six months ended July 31, 2025, respectively, compared to 80% and 82% for the three and six months ended July 31, 2024, respectively.
•Cash flow from operations was $160.6 million for the six months ended July 31, 2025, compared to $146.4 million for the six months ended July 31, 2024.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,523.1 million as of July 31, 2025, compared to $1,724.1 million as of January 31, 2025.
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
Fiscal Year 2025 Workforce Restructuring
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring was completed during the three months ended July 31, 2025. Refer to Note 10, Commitments and Contingencies—Workforce Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Key Performance Metric
We monitor annualized renewal run-rate ("ARR") to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At July 31, 2025 and 2024, our ARR was $1,723.4 million and $1,550.6 million, respectively, representing a growth rate of 11%. Approximately 26% of this growth rate was due to new customers and 74% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 108% and 115% as of July 31, 2025 and 2024, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at July 31, 2025 and 2024 is as follows:

	At July 31,
	2025	2024
	(dollars in thousands)
ARR	$1,723,401	$1,550,605
Incremental ARR (1)	172,796	242,701

Customers with ARR ≥ $1 million:
Number of customers	320	293
Percent of current period revenue	47%	43%
Customers with ARR ≥ $100 thousand:
Number of customers	2,432	2,163
Percent of current period revenue	87%	83%

Dollar-based net retention rate	108%	115%
(1) For the twelve months ended July 31, 2025 and 2024, respectively
Components of Results of Operations
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing teams and related sales support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Sales and marketing expenses also include sales and partner commissions, marketing event costs, advertising costs, travel, trade shows, other marketing materials, amortization of acquired customer relationships, and allocated overhead. We expect that over the longer term our sales and marketing expenses will decrease as a percentage of revenue, although this percentage may fluctuate from period to period due to timing and extent of expenses.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign exchange gains and losses. Other income (expense), net also includes accretion of discounts and premiums on marketable securities.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. Our effective tax rate is impacted by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances. We currently maintain a full valuation allowance on our U.S. federal and state and Romania DTAs, as we have concluded as of July 31, 2025 that it is more likely than not that these DTAs will not be realized. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for our U.S. DTA within the next six months, and for our Romania DTA, or a portion thereof, within the next 18 months, which would result in income tax benefit in the period of the respective release.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Licenses	$112,161	$112,251	$240,447	$252,379
Subscription services	238,363	194,673	455,666	379,804
Professional services and other	11,204	9,329	22,239	19,182
Total revenue	361,728	316,253	718,352	651,365
Cost of revenue:
Licenses (1)	1,200	2,393	2,468	4,994
Subscription services (1)(2)(3)(4)	38,229	43,529	76,697	80,283
Professional services and other (2)(3)(4)	24,951	17,398	49,072	33,368
Total cost of revenue	64,380	63,320	128,237	118,645
Gross profit	297,348	252,933	590,115	532,720
Operating expenses:
Sales and marketing (1)(2)(3)(4)	166,303	194,330	325,964	374,469
Research and development (2)(3)(4)	98,341	98,433	193,180	184,036
General and administrative (1)(2)(3)(4)	52,889	63,519	107,568	127,029
Total operating expenses	317,533	356,282	626,712	685,534
Operating loss	(20,185)	(103,349)	(36,597)	(152,814)
Interest income	12,004	13,370	24,652	27,200
Other income (expense), net	11,508	7,710	(4,456)	18,389
Income (loss) before income taxes	3,327	(82,269)	(16,401)	(107,225)
Provision for income taxes	1,743	3,828	4,570	7,608
Net income (loss)	$1,584	$(86,097)	$(20,971)	$(114,833)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$251	$819	$491	$1,663
Cost of subscription services revenue	925	595	1,606	1,188
Sales and marketing	1,047	298	1,503	850
General and administrative	31	39	62	78
Total amortization of acquired intangible assets	$2,254	$1,751	$3,662	$3,779

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,682	$5,284	$7,556	$9,560
Cost of professional services and other revenue	2,358	3,015	5,086	5,485
Sales and marketing	23,402	37,473	46,988	73,689
Research and development	36,087	32,654	70,682	61,796
General and administrative	12,477	15,879	24,055	32,502
Total stock-based compensation expense	$78,006	$94,305	$154,367	$183,032

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$71	$68	$141	$245
Cost of professional services and other revenue	34	27	61	93
Sales and marketing	404	577	851	1,800
Research and development	450	288	840	918
General and administrative	140	175	267	590
Total employer payroll tax expense related to equity transactions	$1,099	$1,135	$2,160	$3,646

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$127	$318	$585	$318
Cost of professional services and other revenue	18	126	18	126
Sales and marketing	543	7,971	2,524	7,971
Research and development	279	1,681	(52)	1,681
General and administrative	429	2,516	1,332	2,516
Total restructuring expense	$1,396	$12,612	$4,407	$12,612

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	31%	35%	34%	39%
Subscription services	66%	62%	63%	58%
Professional services and other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	—%	1%	—%	1%
Subscription services	11%	14%	11%	12%
Professional services and other	7%	5%	7%	5%
Total cost of revenue	18%	20%	18%	18%
Gross profit	82%	80%	82%	82%
Operating expenses:
Sales and marketing	46%	62%	45%	57%
Research and development	27%	31%	27%	28%
General and administrative	15%	20%	15%	20%
Total operating expenses	88%	113%	87%	105%
Operating loss	(6)%	(33)%	(5)%	(23)%
Interest income	3%	4%	3%	4%
Other income (expense), net	3%	3%	—%	3%
Income (loss) before income taxes	—%	(26)%	(2)%	(16)%
Provision for income taxes	—%	1%	1%	1%
Net income (loss)	—%	(27)%	(3)%	(17)%

Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$112,161	$112,251	$(90)	—%
Subscription services	238,363	194,673	43,690	22%
Professional services and other	11,204	9,329	1,875	20%
Total revenue	$361,728	$316,253	$45,475	14%
Total revenue increased by $45.5 million, or 14%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily due to a $43.7 million increase in subscription services revenue and a $1.9 million increase in professional services and other revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 29% was attributable to new customers and 71% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$1,200	$2,393	$(1,193)	(50)%
Subscription services	38,229	43,529	(5,300)	(12)%
Professional services and other	24,951	17,398	7,553	43%
Total cost of revenue	$64,380	$63,320	$1,060	2%
Gross margin	82%	80%

Total cost of revenue increased by $1.1 million, or 2%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, driven by a $7.6 million increase in cost of professional services and other revenue, partially offset by a $5.3 million decrease in cost of subscription services revenue and a $1.2 million decrease in cost of licenses revenue. The increase in cost of professional services and other revenue was primarily driven by an $8.1 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers, partially offset by a $0.8 million decrease in personnel-related expenses, which included a $0.7 million decrease in stock-based compensation expense. The decrease in cost of subscription services revenue was primarily driven by a $7.4 million decrease in personnel-related expenses, which included a $4.8 million decrease in salary-related and bonus expenses associated with reduced headcount and a $1.6 million decrease in stock-based compensation expense, partially offset by a $2.3 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services. Cost of subscription revenue was also impacted by a $0.9 million decrease in costs associated with the use of third-party vendors. The decrease in cost of licenses revenue was primarily attributable to lower depreciation and amortization expense.
Our gross margin increased to 82% for the three months ended July 31, 2025 compared to 80% for the three months ended July 31, 2024, primarily driven by increased subscription services revenue and subscription services revenue margin.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Sales and marketing	$166,303	$194,330	$(28,027)	(14)%
Percentage of revenue	46%	62%

Sales and marketing expense decreased by $28.0 million, or 14%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease was primarily attributable to a $30.7 million decrease in personnel-related expenses, which included a $14.1 million decrease in stock-based compensation expense, a $6.8 million decrease in salary-related and bonus expenses associated with reduced headcount, a $7.4 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, and a $1.4 million decrease in general employee severance. This decrease was partially offset by a $2.1 million increase in third-party consulting fees and a $1.2 million increase in sales commissions expense.
Research and Development

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Research and development	$98,341	$98,433	$(92)	—%
Percentage of revenue	27%	31%
Research and development expense remained relatively constant for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. A $3.8 million increase in personnel-related expenses was driven by a $3.4 million increase in stock-based compensation expense, a $0.9 million increase in salary-related and bonus expenses associated with higher headcount and merit increases, and a $0.5 million aggregate increase in employee insurance costs and employer payroll taxes, partially offset by a $1.4 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring. This increase was offset by a $3.8 million decrease in hosting and software services costs.
General and Administrative

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
General and administrative	$52,889	$63,519	$(10,630)	(17)%
Percentage of revenue	15%	20%
General and administrative expense decreased by $10.6 million, or 17%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease was primarily attributable to a $6.2 million decrease in personnel-related expenses, which included a $3.4 million decrease in stock-based compensation expense and a $2.1 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring. General and administrative expense was also impacted by a $2.5 million decrease in other taxes in non-U.S. jurisdictions and a $1.1 million decrease in software service and implementation costs.
Interest Income

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Interest income	$12,004	$13,370	$(1,366)	(10)%
Percentage of revenue	3%	4%
Interest income decreased by $1.4 million, or 10%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other Income, Net

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Other income, net	$11,508	$7,710	$3,798	49%
Percentage of revenue	3%	3%

Other income, net increased by $3.8 million, or 49%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily due to a $9.5 million increase in gains from foreign currency transactions partially offset by a $5.9 million decrease in accretion of net discounts on marketable securities.
Provision For Income Taxes

	Three Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Provision for income taxes	$1,743	$3,828	$(2,085)	(54)%
Percentage of revenue	—%	1%
Provision for income taxes decreased by $2.1 million, or 54%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, mainly driven by period-over-period change in the proportion of operating profits realized across jurisdictions.
Comparison of the Six Months Ended July 31, 2025 and July 31, 2024
Revenue

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$240,447	$252,379	$(11,932)	(5)%
Subscription services	455,666	379,804	75,862	20%
Professional services and other	22,239	19,182	3,057	16%
Total revenue	$718,352	$651,365	$66,987	10%
Total revenue increased by $67.0 million, or 10%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, due to a $75.9 million increase in subscription services revenue and a $3.1 million increase in professional services and other revenue, partially offset by an $11.9 million decrease in licenses revenue related in part to the transition to our Flex Offerings. Total revenue grew across all geographical regions. Of the growth in total revenue, 30% was attributable to new customers and 70% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$2,468	$4,994	$(2,526)	(51)%
Subscription services	76,697	80,283	(3,586)	(4)%
Professional services and other	49,072	33,368	15,704	47%
Total cost of revenue	$128,237	$118,645	$9,592	8%
Gross margin	82%	82%
Total cost of revenue increased by $9.6 million, or 8%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, due to a a $15.7 million increase in cost of professional services revenue, partially offset by a $3.6 million decrease in cost of subscription services revenue and a $2.5 million decrease in cost of licenses revenue. The increase in cost of professional services and other revenue was primarily driven by a $14.0 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers. The decrease in cost of subscription services revenue was primarily driven by a $9.0 million decrease in personnel-related expenses, which included a $5.8 million decrease in salary-related and bonus expenses associated with reduced headcount, a $2.0 million decrease in stock-based compensation expense, and a $0.8 million aggregate decrease in employee insurance costs and employer payroll taxes. Cost of subscription services revenue was also impacted by a $1.0 million decrease in costs associated with the use of third-party vendors. These decreases were partially offset by a $5.7 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services. The decrease in cost of licenses revenue was primarily driven by a $1.4 million decrease in depreciation and amortization expense and a $1.1 million decrease in software services costs.
Our gross margin remained relatively constant at 82% for the six months ended July 31, 2025 compared to 82% for the six months ended July 31, 2024, reflecting increased subscription services revenue and margin offset by a decrease in the proportion of higher-margin licenses revenue.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Sales and marketing	$325,964	$374,469	$(48,505)	(13)%
Percentage of revenue	45%	57%
Sales and marketing expense decreased by $48.5 million, or 13%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This decrease was primarily attributable to a $51.9 million decrease in personnel-related expenses, which included a $14.3 million decrease in salary-related and bonus expenses associated with reduced headcount, a $26.7 million decrease in stock-based compensation expense, a $5.4 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, a $2.5 million decrease in general employee severance, and a $1.9 million aggregate decrease in employee insurance costs and employer payroll taxes. This decrease was partially offset by a $3.7 million increase in third-party consulting fees.
Research and Development

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Research and development	$193,180	$184,036	$9,144	5%
Percentage of revenue	27%	28%
Research and development expense increased by $9.1 million, or 5%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was primarily driven by a $15.1 million increase in personnel-related expenses, which included an $8.9 million increase in stock-based compensation expense, a $7.4 million increase in salary-related and bonus expenses associated with higher headcount and merit increases, and a $1.4 million aggregate increase in employee insurance costs and employer payroll taxes, partially offset by a $1.7 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring and a $0.8 million decrease in general employee severance. This increase was partially offset by a $6.6 million decrease in hosting and software services costs.
General and Administrative

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
General and administrative	$107,568	$127,029	$(19,461)	(15)%
Percentage of revenue	15%	20%
General and administrative expense decreased by $19.5 million, or 15%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This decrease was primarily driven by an $11.4 million decrease in personnel-related expenses, which included an $8.4 million decrease in stock-based compensation expense, a $1.2 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, and a $1.0 million decrease in salary-related and bonus expenses associated with reduced headcount. General and administrative expense was also impacted by a $4.4 million decrease in other taxes in non-U.S. jurisdictions, a $2.4 million decrease in charitable donations mainly driven by the decreased fair value of our Class A common shares contributed to a donor-advised fund in the current year, and a $1.0 million decrease in software service and implementation costs. These decreases were partially offset by a $2.4 million increase in third-party advisory fees.
Interest Income

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Interest income	$24,652	$27,200	$(2,548)	(9)%
Percentage of revenue	3%	4%
Interest income decreased by $2.5 million, or 9%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other (Expense) Income, Net

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(4,456)	$18,389	$(22,845)	NM(1)
Percentage of revenue	—%	3%
(1) Not meaningful
Other expense, net increased by $22.8 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily due to an $11.6 million decrease in accretion of net discounts on marketable securities, a $6.5 million increase in losses from foreign currency transactions, and a $5.1 million increase in legal expense related to shareholder litigation.
Provision For Income Taxes

	Six Months Ended July 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Provision for income taxes	$4,570	$7,608	$(3,038)	(40)%
Percentage of revenue	1%	1%
Provision for income taxes decreased by $3.0 million, or 40%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, mainly driven by period-over-period change in the proportion of operating profits realized across jurisdictions.
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,522.6 million, and we had an accumulated deficit of $2,008.8 million. For the six months ended July 31, 2025, we reported a net loss of $21.0 million and net cash provided by operating activities of $160.6 million. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business acquisitions, and repurchase shares of our Class A common stock.
Our future capital requirements will depend on many factors, including our revenue growth rate, sales of our products and services, license renewal activity, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, expenses associated with international expansion, the timing and extent of capital expenditures to invest in existing and new office spaces, and the timing and extent of stock repurchases. We may in the future enter into arrangements to acquire or invest in complementary businesses or assets. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
We believe that our existing cash and cash equivalents, marketable securities, and payments from customers will be sufficient to fund our anticipated cash requirements for the next 12 months and the long term.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities (1)	$160,589	$146,413
Net cash used in investing activities	$(80,578)	$(5,893)
Net cash used in financing activities	$(346,806)	$(260,887)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(2,270)	$(3,267)
Net (payments) receipts of employee tax withholdings on stock option exercises	$(11)	$9
Cash paid for restructuring costs	$(11,532)	$(2,762)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the six months ended July 31, 2025 of $160.6 million was driven by cash collections from our customers, with cash collections approximately 1% lower than during the six months ended July 31, 2024. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 annual bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring and payments for professional services, software, and office rent.
Net cash provided by operating activities for the six months ended July 31, 2024 of $146.4 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2025 of $80.6 million was driven by $300.1 million in purchases of marketable securities, a net payment of $24.8 million in connection with the acquisition of Peak, and $12.8 million in capital expenditures primarily related to leasehold improvements, partially offset by $257.1 million in maturities of marketable securities.

Net cash used in investing activities for the six months ended July 31, 2024 of $5.9 million was primarily driven by $697.8 million in purchases of marketable securities and a $35.8 million investment in the H Company, partially offset by $730.3 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the six months ended July 31, 2025 of $346.8 million was primarily driven by $329.1 million in repurchases of Class A common stock under our stock repurchase program and $26.3 million in payments of tax withholdings on net settlement of equity awards, partially offset by $8.1 million in proceeds from ESPP contributions.
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
As of July 31, 2025, accrued compensation and benefits of $65.9 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 9, Condensed Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments with terms of 12 months or longer. During the six months ended July 31, 2025, we entered into a purchase commitment for hosting services for $199.8 million. There were no other significant changes from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2025 Form 10-K.
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
Interest Rate Risk
As of July 31, 2025, we had $628.6 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $894.0 million of marketable securities, consisting of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the six months ended July 31, 2025.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during the six months ended July 31, 2025 and 2024. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $34.1 million for the six months ended July 31, 2025. For the six months ended July 31, 2025, approximately 52% of our revenues and approximately 40% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction losses of $4.3 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended July 31, 2025, we completed the implementation of a new enterprise resource planning ("ERP") system. We have updated our processes and control activities to align with the new ERP system and will continue to assess and monitor the system to ensure effectiveness of internal control over financial reporting. Other than the ERP system implementation, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended July 31, 2025 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
May 1 - 31	—	$—	—	$280,298
June 1 - 30	—	$—	—	$280,298
July 1 - 31	8,276	$12.08	8,276	$180,298
Total	8,276		8,276
(1) Excludes brokerage commission and excise tax accrued pursuant to the Inflation Reduction Act of 2022.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended July 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On July 10, 2025, Ashim Gupta, our CFO and Chief Operating Officer, adopted a trading plan (which was administratively corrected on July 14, 2025) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 808,292 shares of our Class A common stock, including up to 482,135 RSUs and PSUs previously granted to Mr. Gupta that may vest and be released to Mr. Gupta on or prior to April 1, 2026, through April 8, 2026, subject to limit prices. The actual number of shares underlying 482,135 RSUs and PSUs that may be released to Mr. Gupta and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
•On July 11, 2025, IceVulcan Investments Limited, an entity controlled by Daniel Dines, our CEO, founder, and Chairman, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 5,000,000 shares of our Class A common stock through April 17, 2026, subject to limit prices.
•On July 14, 2025, Hitesh Ramani, our Chief Accounting Officer and Deputy CFO, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 75,000 shares of our Class A common stock, including up to 50,936 RSUs previously granted to Mr. Ramani that will vest and be released to Mr. Ramani on or prior to October 1, 2025, through July 13, 2026, subject to limit prices. The actual number of shares underlying 50,936 RSUs that will be released to Mr. Ramani and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

UiPath, Inc.

Date: September 8, 2025	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)