Form 10-Q
period 2025-10-31
UiPath, Inc.
filed 2025-12-08
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 4, 2025, the registrant had 460,443,681 shares of Class A common stock and 74,306,003 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	October 31, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$743,660	$879,196
Restricted cash	438	438
Marketable securities	654,526	750,322
Accounts receivable, net of allowance for credit losses of $4,291 and $1,642, respectively	366,757	451,131
Contract assets	129,335	88,735
Deferred contract acquisition costs	86,499	82,461
Prepaid expenses and other current assets	112,128	86,276
Total current assets	2,093,343	2,338,559
Marketable securities, non-current	121,609	94,113
Contract assets, non-current	4,701	3,447
Deferred contract acquisition costs, non-current	137,775	139,341
Property and equipment, net	44,604	32,740
Operating lease right-of-use assets	65,166	66,500
Intangible assets, net	21,583	7,905
Goodwill	120,625	87,304
Deferred tax assets	212,999	27,963
Other assets, non-current	73,571	67,398
Total assets	$2,895,976	$2,865,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,280	$33,178
Accrued expenses and other current liabilities	151,871	83,923
Accrued compensation and employee benefits	88,551	112,355
Deferred revenue	533,998	569,464
Total current liabilities	788,700	798,920
Deferred revenue, non-current	99,155	135,843
Operating lease liabilities, non-current	72,016	74,230
Other liabilities, non-current	11,488	10,515
Total liabilities	971,359	1,019,508
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 528,120 and 508,680 shares issued; 460,348 and 471,059 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 74,306 and 82,453 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 67,772 and 37,621 shares, respectively	(824,329)	(494,779)
Additional paid-in capital	4,531,257	4,333,300
Accumulated other comprehensive income (loss)	27,690	(4,890)
Accumulated deficit	(1,810,007)	(1,987,875)
Total stockholders’ equity	1,924,617	1,845,762
Total liabilities and stockholders’ equity	$2,895,976	$2,865,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Licenses	$150,043	$137,174	$390,490	$389,553
Subscription services	247,573	206,922	703,239	586,726
Professional services and other	13,497	10,557	35,736	29,739
Total revenue	411,113	354,653	1,129,465	1,006,018
Cost of revenue:
Licenses	1,311	2,340	3,779	7,334
Subscription services	40,121	43,487	116,818	123,770
Professional services and other	27,380	17,936	76,452	51,304
Total cost of revenue	68,812	63,763	197,049	182,408
Gross profit	342,301	290,890	932,416	823,610
Operating expenses:
Sales and marketing	179,186	187,188	505,150	561,657
Research and development	96,869	96,976	290,049	281,012
General and administrative	53,175	50,090	160,743	177,119
Total operating expenses	329,230	334,254	955,942	1,019,788
Operating income (loss)	13,071	(43,364)	(23,526)	(196,178)
Interest income	11,701	10,055	36,353	37,255
Other (expense) income, net	(180)	7,810	(4,636)	26,199
Income (loss) before income taxes	24,592	(25,499)	8,191	(132,724)
Benefit from income taxes	(174,247)	(14,844)	(169,677)	(7,236)
Net income (loss)	$198,839	$(10,655)	$177,868	$(125,488)
Net income (loss) per share, basic	$0.37	$(0.02)	$0.33	$(0.22)
Net income (loss) per share, diluted	$0.37	$(0.02)	$0.33	$(0.22)
Weighted-average shares used in computing net income (loss) per share, basic	532,255	551,036	538,854	562,950
Weighted-average shares used in computing net income (loss) per share, diluted	539,018	551,036	544,718	562,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income (loss)	$198,839	$(10,655)	$177,868	$(125,488)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	831	(313)	573	(342)
Foreign currency translation adjustments. net	2,112	1,132	32,007	441
Other comprehensive income, net	2,943	819	32,580	99
Comprehensive income (loss)	$201,782	$(9,836)	$210,448	$(125,389)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	851	—	—	—	—	—	301	—	—	301
Issuance of common stock upon settlement of restricted stock units	3,127	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	5,000	—	(5,000)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,026)	—	—	—	—	—	(10,566)	—	—	(10,566)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A common stock	—	—	—	—	(21,875)	(229,445)	—	—	—	(229,445)
Stock-based compensation	—	—	—	—	—	—	76,364	—	—	76,364
Other comprehensive income, net	—	—	—	—	—	—	—	34,413	—	34,413
Net loss	—	—	—	—	—	—	—	—	(22,555)	(22,555)
Balance as of April 30, 2025	516,913	$5	77,453	$1	(59,496)	$(724,224)	$4,403,586	$29,523	$(2,010,430)	$1,698,461
Issuance of common stock upon exercise of stock options	818	—	—	—	—	—	222	—	—	222
Issuance of common stock upon settlement of restricted stock units	3,911	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,242)	—	—	—	—	—	(15,895)	—	—	(15,895)
Repurchase of Class A common stock	—	—	—	—	(8,276)	(100,618)	—	—	—	(100,618)
Issuance of common stock under employee stock purchase plan	776	—	—	—	—	—	8,719	—	—	8,719
Stock-based compensation	—	—	—	—	—	—	78,006	—	—	78,006
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,776)	—	(4,776)
Net income	—	—	—	—	—	—	—	—	1,584	1,584
Balance as of July 31, 2025	521,176	$5	77,453	$1	(67,772)	$(824,842)	$4,474,638	$24,747	$(2,008,846)	$1,665,703
Issuance of common stock upon exercise of stock options	1,446	—	—	—	—	—	443	—	—	443
Issuance of common stock upon settlement of restricted stock units	3,494	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	3,147	—	(3,147)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,143)	—	—	—	—	—	(15,299)	—	—	(15,299)
Repurchase of Class A common stock(1)	—	—	—	—	—	513	—	—	—	513
Stock-based compensation	—	—	—	—	—	—	71,475	—	—	71,475
Other comprehensive income, net	—	—	—	—	—	—	—	2,943	—	2,943
Net Income	—	—	—	—	—	—	—	—	198,839	198,839
Balance as of October 31, 2025	528,120	$5	74,306	$1	(67,772)	$(824,329)	$4,531,257	$27,690	$(1,810,007)	$1,924,617
(1) Adjustment of excise tax accrual related to year-to-date repurchases of Class A common stock

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	1,426	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units	3,843	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,317)	—	—	—	—	—	(29,944)	—	—	(29,944)
Charitable donations of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A common stock	—	—	—	—	(938)	(22,005)	—	—	—	(22,005)
Stock-based compensation	—	—	—	—	—	—	88,785	—	—	88,785
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,085)	—	(4,085)
Net loss	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance as of April 30, 2024	496,893	$5	82,453	$1	(6,778)	$(124,620)	$4,089,795	$4,740	$(1,942,917)	$2,027,004
Issuance of common stock upon exercise of stock options	727	—	—	—	—	—	331	—	—	331
Issuance of common stock upon settlement of restricted stock units	3,970	—	—	—	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,293)	—	—	—	—	—	(16,727)	—	—	(16,727)
Repurchase of Class A common stock	—	—	—	—	(16,326)	(197,427)	—	—	—	(197,427)
Issuance of common stock under employee stock purchase plan	865	—	—	—	—	—	8,824	—	—	8,824
Stock-based compensation	—	—	—	—	—	—	94,307	—	—	94,307
Other comprehensive income, net	—	—	—	—	—	—	—	3,365	—	3,365
Net loss	—	—	—	—	—	—	—	—	(86,097)	(86,097)
Balance as of July 31, 2024	501,162	$5	82,453	$1	(23,104)	$(322,047)	$4,176,531	$8,105	$(2,029,014)	$1,833,581
Issuance of common stock upon exercise of stock options	520	—	—	—	—	—	291	—	—	291
Issuance of common stock upon settlement of restricted stock units	3,555	—	—	—	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	1	—	—	1
Tax withholdings on settlement of restricted stock units	(1,153)	—	—	—	—	—	(14,744)	—	—	(14,744)
Repurchase of Class A Common Stock	—	—	—	—	(13,773)	(164,938)	—	—	—	(164,938)
Stock-based compensation	—	—	—	—	—	—	87,490	—	—	87,490
Other comprehensive income, net	—	—	—	—	—	—	—	819	—	819
Net loss	—	—	—	—	—	—	—	—	(10,655)	(10,655)
Balance as of October 31, 2024	504,084	$5	82,453	$1	(36,877)	$(486,985)	$4,249,569	$8,924	$(2,039,669)	$1,731,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$177,868	$(125,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,996	14,017
Amortization of deferred contract acquisition costs	71,096	62,951
Net accretion on marketable securities	(9,047)	(26,552)
Stock-based compensation expense	225,842	270,520
Charitable donation of Class A common stock	4,187	6,564
Non-cash operating lease expense	12,904	11,762
Benefit from deferred income taxes	(187,310)	(20,773)
Credit loss expense(1)	4,591	1,765
Other non-cash charges (credits), net	6,137	(1,822)
Changes in operating assets and liabilities:
Accounts receivable	93,457	98,062
Contract assets	(37,146)	(32,179)
Deferred contract acquisition costs	(65,617)	(59,657)
Prepaid expenses and other assets	(10,378)	10,228
Accounts payable	(17,401)	14,954
Accrued expenses and other liabilities	36,027	11,230
Accrued compensation and employee benefits	(28,846)	(48,587)
Operating lease liabilities, net	(7,452)	(10,750)
Deferred revenue	(92,048)	(1,762)
Net cash provided by operating activities	188,860	174,483
Cash flows from investing activities
Purchases of marketable securities	(507,239)	(1,162,243)
Maturities of marketable securities	585,081	1,176,776
Purchases of property and equipment	(15,996)	(7,531)
Payments related to business acquisition, net of cash acquired	(24,821)	—
Other investing, net(1)	(16,839)	(35,809)
Net cash provided by (used in) investing activities	20,186	(28,807)
Cash flows from financing activities
Repurchases of Class A common stock	(329,101)	(381,403)
Proceeds from exercise of stock options	967	934
Payments of tax withholdings on settlement of equity awards(1)	(41,703)	(60,384)
Proceeds from employee stock purchase plan contributions	11,864	12,893
Payment of deferred consideration related to business acquisition	—	(5,570)
Net cash used in financing activities	(357,973)	(433,530)
Effect of exchange rate changes	13,391	(194)
Net decrease in cash, cash equivalents, and restricted cash	(135,536)	(288,048)
Cash, cash equivalents, and restricted cash - beginning of period	879,634	1,062,116
Cash, cash equivalents, and restricted cash - end of period	$744,098	$774,068
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$309
Cash paid for income taxes, net	$12,578	$15,698
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	$60	$454
Deferred and contingent consideration recognized in connection with business acquisition	$9,835	$—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	$4,761	$4,293
(1) Prior period amounts have been expanded or aggregated to conform to current period presentation
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2025 Form 10-K. There have been no significant changes to such policies during the nine months ended October 31, 2025.
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
The results of operations for the nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ending January 31, 2026.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease right-of-use (“ROU”) assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense, amount of self-insurance liability, timing and amount of contingencies, costs related to our restructuring actions, uncertain tax positions, and valuation allowances on deferred income tax assets. Actual results could differ from these estimates and assumptions.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other (expense) income, net in the condensed consolidated statements of operations. For the three months ended October 31, 2025 and 2024, we recognized foreign currency transaction losses of $2.3 million and $0.3 million, respectively. For the nine months ended October 31, 2025 and 2024, we recognized foreign currency transaction (losses) gains of $(6.5) million and $1.9 million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits at times exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 31, 2025 and January 31, 2025, 91% and 86%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and nine months ended October 31, 2025 and 2024, no single customer accounted for 10% or more of our total revenue. As of October 31, 2025 and January 31, 2025, no single customer accounted for 10% or more of our accounts receivable.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Significant Segment Expenses
Revenue is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net income (loss) for the periods presented as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$411,113	$354,653	$1,129,465	$1,006,018
Significant segment expenses:
Adjusted cost of licenses(1)	1,060	1,518	3,037	4,849
Adjusted cost of subscription services(1)(2)(3)(4)	35,840	37,791	102,649	106,763
Adjusted cost of professional services and other(2)(3)(4)	24,999	14,980	68,906	42,644
Adjusted sales and marketing(1)(2)(3)(4)	156,263	151,881	430,361	442,040
Adjusted research and development(2)(3)(4)	64,276	62,341	185,986	181,982
Adjusted general and administrative(1)(2)(3)(4)(5)(6)	40,897	36,421	118,839	121,200
Other segment items(7)	72,637	83,505	241,937	270,970
Amortization of acquired intangible assets	2,250	1,770	5,912	5,549
Interest income	(11,701)	(10,055)	(36,353)	(37,255)
Benefit from income taxes	(174,247)	(14,844)	(169,677)	(7,236)
Net income (loss)	$198,839	$(10,655)	$177,868	$(125,488)
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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. ASU No. 2023-09 will be effective for us for annual periods beginning after December 15, 2024. Adoption of this ASU will not impact our consolidated financial statements for the fiscal year ending January 31, 2026, but will result in certain enhancements to tax disclosures in our Annual Report on Form 10-K.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification ("ASC") 350-40, and is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended October 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$213,180	52%	$178,837	50%
Europe, Middle East, and Africa	124,985	30%	113,031	32%
Asia-Pacific (2)	72,948	18%	62,785	18%
Total revenue	$411,113	100%	$354,653	100%
(1)Revenue from the U.S. represented 48% and 46% of our total revenues for the three months ended October 31, 2025 and 2024, respectively.
(2)Revenue from Japan represented 6% and 7% of our total revenues for the three months ended October 31, 2025 and 2024, respectively.

	Nine Months Ended October 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$555,668	49%	$482,539	48%
Europe, Middle East, and Africa	361,675	32%	315,647	31%
Asia-Pacific (2)	212,122	19%	207,832	21%
Total revenue	$1,129,465	100%	$1,006,018	100%
(1)Revenue from the U.S. represented 46% and 44% of our total revenues for the nine months ended October 31, 2025 and 2024, respectively.
(2)Revenue from Japan represented 8% and 10% of our total revenues for the nine months ended October 31, 2025 and 2024, respectively.
Deferred Revenue
During the nine months ended October 31, 2025 and 2024, we recognized $473.8 million and $421.7 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,264.6 million, which consists of $633.2 million of billed consideration and $631.4 million of unbilled consideration. We expect to recognize 66% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $26.9 million and $23.6 million for the three months ended October 31, 2025, and 2024, respectively, and $71.1 million and $63.0 million for the nine months ended October 31, 2025 and 2024, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities(1)	$599,844	$321	$—	$600,165
Corporate bonds	163,381	—	(96)	163,285
Commercial paper(2)	9,792	8	—	9,800
Yankee bonds	2,889	—	(4)	2,885
Total marketable securities	$775,906	$329	$(100)	$776,135
(1) Additional treasury bills with both amortized cost and estimated fair value of $24.0 million are included in cash and cash equivalents due to their original maturities of three months or less.
(2) Additional commercial paper with both amortized cost and estimated fair value of $28.4 million is included in cash and cash equivalents due to its original maturity of three months or less.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities	$703,740	$—	$(421)	$703,319
Corporate bonds	93,989	36	—	94,025
Commercial paper	42,371	20	—	42,391
Yankee bonds	4,707	—	(7)	4,700
Total marketable securities	$844,807	$56	$(428)	$844,435

As of October 31, 2025 and January 31, 2025, $121.6 million and $94.1 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of October 31, 2025 and January 31, 2025, $7.9 million and $2.4 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of October 31, 2025 or January 31, 2025.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and January 31, 2025 (in thousands):

	As of October 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$171,318	$—	$—	$171,318
Treasury bills	23,988	—	—	23,988
Commercial paper	—	28,381	—	28,381
Total cash equivalents	195,306	28,381	—	223,687
Treasury bills and U.S. government securities	600,165	—	—	600,165
Corporate bonds	—	163,285	—	163,285
Commercial paper	—	9,800	—	9,800
Yankee bonds	—	2,885	—	2,885
Total marketable securities	600,165	175,970	—	776,135
Other investments carried at fair value	—	—	13,708	13,708
Total	$795,471	$204,351	$13,708	$1,013,530
Financial liabilities:
Contingent consideration	$—	$—	$1,610	$1,610
Total	$—	$—	$1,610	$1,610

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$311,942	$—	$—	$311,942
Total cash equivalents	311,942	—	—	311,942
Treasury bills and U.S. government securities	703,319	—	—	703,319
Corporate bonds	—	94,025	—	94,025
Commercial paper	—	42,391	—	42,391
Yankee bonds	—	4,700	—	4,700
Total marketable securities	703,319	141,116	—	844,435
Other investments carried at fair value	—	—	11,879	11,879
Total	$1,015,261	$141,116	$11,879	$1,168,256
Our money market funds and treasury bills and U.S. government securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Other investments carried at fair value (which consist of convertible bonds of a private company, the H Company, purchased during fiscal year 2025) and contingent consideration liability associated with business acquisition are classified as Level 3 because their valuation relies on unobservable inputs.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Business Acquisition
Peak AI Limited
On March 7, 2025, we acquired all outstanding equity of Peak AI Limited ("Peak"), a UK-based software company that provides pricing and inventory intelligence technology. With this acquisition, we gained an experienced team, established customer relationships in retail and manufacturing sectors, and technology that is optimized for industry-specific use cases.
The total purchase consideration for the acquisition of Peak was $40.1 million, consisting of initial cash consideration of $30.3 million and deferred and contingent consideration with an aggregate acquisition-date fair value of $9.8 million.
The Peak acquisition was accounted for as a business combination. The following table summarizes the allocation of purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of October 31, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$36,709	$(26,225)	$10,484	3.2
Customer relationships	20,373	(10,264)	10,109	2.5
Trade names and trademarks	803	(379)	424	2.4
Other intangibles	1,231	(665)	566	5.9
Total	$59,116	$(37,533)	$21,583

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
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $2.3 million and $1.7 million for the three months ended October 31, 2025 and 2024, respectively, and $5.9 million and $5.5 million for the nine months ended October 31, 2025 and 2024, respectively.
Expected future amortization expense related to intangible assets was as follows as of October 31, 2025 (in thousands):

Amount
Remainder of year ending January 31, 2026	$2,353
Year ending January 31,
2027	8,029
2028	6,795
2029	2,585
2030	1,404
Thereafter	417
Total	$21,583
Goodwill
Changes in the carrying amount of goodwill during the nine months ended October 31, 2025 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$87,304
Acquisition of Peak	27,964
Effect of foreign currency translation	5,357
Balance as of October 31, 2025	$120,625
8. Operating Leases
Our operating leases consist of real estate and vehicles and have remaining lease terms of one year to 12 years. For purposes of calculating operating lease liabilities, lease terms are deemed to include options to extend the lease when it is reasonably certain that we will exercise those options. Our operating lease arrangements do not contain any material restrictive covenants or residual value guarantees.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Lease costs are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$4,213	$4,200	$12,904	$11,762
Short-term lease cost	709	952	2,065	3,099
Variable lease cost	999	542	2,648	1,476
Total	$5,921	$5,694	$17,617	$16,337
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	October 31, 2025	January 31, 2025
Weighted-average remaining lease term (years)	9.9	10.1
Weighted-average discount rate	7.2%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of October 31, 2025 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$3,339
Year ending January 31,
2027	16,278
2028	14,687
2029	10,934
2030	9,742
Thereafter	57,368
Total operating lease payments	112,348
Less: imputed interest	(30,339)
Total operating lease liabilities	$82,009
As of October 31, 2025, we had non-cancellable commitments in the amount of $13.0 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $10.0 million and $3.6 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively.
Supplemental cash flow information related to leases for the three and nine months ended October 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,728	$1,725	$12,769	$9,043
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$2,210	$1,014	$5,204	$20,806

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Prepaid expenses and service credits	$54,957	$65,334
Other current assets	57,171	20,942
Prepaid expenses and other current assets	$112,128	$86,276
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Computers and equipment	$24,723	$23,677
Leasehold improvements	51,043	31,402
Furniture and fixtures	9,028	7,124
Construction in progress	3,253	9,562
Other	652	635
Property and equipment, gross	88,699	72,400
Less: accumulated depreciation	(44,095)	(39,660)
Property and equipment, net	$44,604	$32,740
Depreciation expense for the three months ended October 31, 2025 and 2024 was $1.5 million and $2.1 million, respectively. Depreciation expense for the nine months ended October 31, 2025 and 2024 was $3.9 million and $6.7 million, respectively.
Other Assets, Non-Current
As of October 31, 2025 and January 31, 2025, other assets, non-current included $27.1 million and $24.4 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of October 31, 2025 and January 31, 2025, other assets, non-current also included $13.7 million and $11.9 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Accrued expenses	$40,838	$16,005
Accrued legal, accounting, and tax	5,348	3,805
Withholding tax from employee equity transactions	4,756	4,699
Employee stock purchase plan withholdings	6,742	3,335
Payroll taxes and other benefits payable	8,571	8,258
Income taxes payable	9,403	1,632
Value-added taxes payable	9,595	3,640
Operating lease liabilities, current	9,993	3,587
Deferred consideration for business acquisition	8,000	—
Contingent consideration for business acquisition	1,610	—
Accrued partner incentives	13,090	13,314
Cloud infrastructure liabilities	13,128	6,685
Other	20,797	18,963
Accrued expenses and other current liabilities	$151,871	$83,923

10. Commitments and Contingencies
Letters of Credit
We had a total of $2.9 million and $2.6 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2025 and January 31, 2025, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2027.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of October 31, 2025 and January 31, 2025, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is remote.

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
The following table presents amounts incurred for restructuring-related costs during the nine months ended October 31, 2025, and the remaining liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheets, as of October 31, 2025 (in thousands):

Employee Termination Benefits
Accrued restructuring costs as of January 31, 2025	$9,778
Restructuring costs incurred during the nine months ended October 31, 2025	4,407
Amount paid during the nine months ended October 31, 2025	(13,616)
Accrued restructuring costs as of October 31, 2025	$569
The following table presents restructuring charges (credits), consisting primarily of employee termination benefits, recognized during the nine months ended October 31, 2025 by financial statement line item (in thousands):

Employee Termination Benefits
Cost of subscription services revenue	$585
Cost of professional services and other revenue	18
Sales and marketing	2,524
Research and development	(52)
General and administrative	1,332
Total	$4,407
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $3.1 million and $3.5 million for the three months ended October 31, 2025 and 2024, respectively, and $12.3 million and $13.7 million for the nine months ended October 31, 2025 and 2024, respectively.
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
UiPath and certain of its officers and directors are currently parties to the following litigation matters:
2023 Securities Action
On September 6, 2023, a putative class action lawsuit was initiated in the United States District Court for the Southern District of New York against UiPath, then Co-Chief Executive Officer ("Co-CEO") Daniel Dines, and Chief Financial Officer ("CFO") Ashim Gupta (the "2023 Securities Action"). The complaint, captioned In re UiPath, Inc. Securities Litigation, has been amended multiple times. The substance of the allegations is that, in 2021 and 2022, defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results, in violation of Sections 11 and 15 of the Securities Act and Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act. The lawsuit is purportedly brought on behalf of a putative class of persons who

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022 and seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the 2023 Securities Action, and on November 4, 2024, the Court dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On June 9, 2025, the plaintiff filed a third amended complaint to include two additional statements made by defendants during the same 2021 and 2022 period, which plaintiff alleges were materially misleading. On June 26, 2025, the defendants moved to dismiss the third amended complaint in its entirety, and on October 2, 2025, the court granted the defendants' motion to dismiss. On October 20, 2025, the plaintiff filed a Notice of Appeal regarding the dismissal.
Starting on November 30, 2023, five purported shareholder derivative lawsuits were filed in various courts against UiPath, as a nominal defendant, and then Co-CEO Daniel Dines, CFO Ashim Gupta, and several of UiPath’s current and former directors, alleging that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. As of February 5, 2025, all of these derivative lawsuits were voluntarily dismissed without prejudice. On July 18, 2025, a new shareholder derivative lawsuit was filed in the District of Delaware against the same defendants alleging substantially similar claims. This case is captioned Rudolph v. Dines et al. ("Rudolph"). On November 19, 2025, the defendants moved to dismiss the Rudolph case in its entirety.
On June 20, 2024, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against UiPath and select executives asserting claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock, and purchasers of UiPath call options and sellers of put options, between December 1, 2023 and May 29, 2024 (the "2024 Securities Action"). Plaintiffs alleged that the defendants made material misstatements and omissions, including regarding UiPath's AI-powered Business Automation Platform and UiPath's strategy for, the success of, and customer demand for the platform, and sought unspecified monetary damages, costs and attorneys' fees, and other unspecified relief. On January 21, 2025, defendants moved to dismiss the amended complaint and on July 23, 2025, the Court granted the motion and dismissed the amended complaint in its entirety. On September 12, 2025, the plaintiffs filed a second amended complaint alleging that former CEO Robert Enslin and CFO Ashim Gupta made material misstatements and omissions during the earnings calls and in company disclosures during a class period of December 1, 2023 to May 29, 2024 in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 27, 2025, defendants moved to dismiss the second amended complaint in its entirety.
The two purported shareholder derivative lawsuits related to the 2024 Securities Action, filed in the United States District Court for the Southern District of New York on July 8, 2024 and April 27, 2025, respectively, remain stayed pending further resolution of the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of October 31, 2025, as we believe a loss in these matters is neither probable nor estimable at this time.
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
Notably, our Romanian subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală ("ANAF") for value-added tax and corporate income tax for the periods from January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
litigation. The amount of the payment is included in other assets, non-current on our condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025. We have not recorded any estimated liability related to this litigation as of October 31, 2025, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romanian subsidiary was selected for value-added tax audit for the period from February 2022 through April 2024. The audit for the period from March 2024 through April 2024 has been finalized with $0.2 million to be refunded to us. The audit for the period from February 2022 through February 2024 is currently suspended until the appeal of the aforementioned prior period assessment is resolved in court. While the audit is ongoing and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of October 31, 2025, as we believe it is not probable that a material loss has been incurred.
Our Indian subsidiary is currently subject to goods and services tax ("GST") inspection for the period from April 2021 through March 2024. A preliminary inquiry for certain transactions with a GST amount of $45.6 million has been raised. We have responded to all requests from the tax authority. The inspection for the period from April 2018 through March 2021 has been dropped as the statute of limitation has lapsed. We have not recorded any estimated tax liability related to this audit as of October 31, 2025, as we believe it is not probable that a material loss has been incurred.
Additionally, our Indian subsidiary has an open advance pricing agreement request with the Indian taxing authorities. Although no formal assessment has been issued as of October 31, 2025, based on several discussions with the tax authorities, we recognized a reserve during the three months ended October 31, 2025 to reflect the exposure arising from the difference between the mark-ups currently applied and those expected to be proposed by the tax authorities. The resulting tax and interest impact of $7.5 million is included in the computation of benefit from income taxes for the period.
Further, we are currently subject to various other audits, including sales and use tax audit of our U.S. entity in New York State for the periods from March 2019 through February 2022 and December 2022 through May 2025, audit related to payroll withholding tax, vendor fees, and foreign payments for our Japan entity for the period from January 2021 through June 2025, and value-added tax audit of our Germany entity for 2021 and 2022. We have not recorded any estimated tax liabilities related to these audits as of October 31, 2025, as we believe it is not probable that a material loss has been incurred.
For additional information regarding corporate income tax audits, refer to Note 13, Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners.
As of October 31, 2025, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2026	$64,520
Year ending January 31,
2027	138,456
2028	97,607
2029	32,812
2030	147
Thereafter	—
Total	$333,542

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
We repurchased 30.2 million and 31.0 million shares of our Class A common stock at an average price of $10.87 and $12.29 per share (inclusive of brokerage commission) during the nine months ended October 31, 2025 and 2024, respectively.
For the nine months ended October 31, 2025 and 2024, we accrued $1.9 million and $3.0 million, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheets.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the nine-month periods ended October 31, 2025 and 2024 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $4.2 million and $6.6 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the nine months ended October 31, 2025 and 2024, respectively.
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended October 31, 2025, 8.1 million shares of Class B common stock beneficially owned by CEO Daniel Dines were converted into Class A common stock in connection with a previously disclosed Rule 10b5-1 trading plan. All remaining outstanding shares of Class B common stock continue to be beneficially owned by Mr. Dines.
Accumulated Other Comprehensive Income
For the nine months ended October 31, 2025 and 2024, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income, net of tax	32,007	573	32,580
Balance as of October 31, 2025	$27,489	$201	$27,690

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive income (loss), net of tax	441	(342)	99
Balance as of October 31, 2024	$9,366	$(442)	$8,924
12. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other forms of awards. As of October 31, 2025, we have reserved 229.8 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of October 31, 2025, the ESPP authorizes the issuance of 32.7 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Stock Options
Stock option activity during the nine months ended October 31, 2025 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	7,935	$0.60	7.5	$108,138
Granted	2,814	$0.10
Exercised	(3,115)	$0.31
Forfeited	(341)	$0.10
Outstanding as of October 31, 2025	7,293	$0.55	7.7	$111,681

Vested and exercisable as of October 31, 2025	2,394	$1.46	5.5	$34,477
The weighted-average grant date fair value of stock options granted during the nine months ended October 31, 2025 was $10.63 per share. The intrinsic value of stock options exercised during the nine months ended October 31, 2025 was $38.6 million.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of October 31, 2025 was approximately $60.4 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2025 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	22,449	$17.81
Granted	15,740	$11.12
Vested	(10,533)	$17.21
Forfeited	(4,774)	$16.05
Unvested as of October 31, 2025	22,882	$13.85
The intrinsic value of RSUs released during the nine months ended October 31, 2025 was $129.0 million.
As of October 31, 2025, total unrecognized compensation expense related to unvested RSUs was approximately $293.4 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Performance Stock Units
During the nine months ended October 31, 2025, we granted 0.7 million PSUs subject to performance conditions related to the achievement of certain Company targets for fiscal year 2026, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded (with some PSUs having a maximum payout of 150% and others having a maximum payout of 125%). To the extent that they are earned, these PSUs will vest over three years from the grant date.
As of October 31, 2025, total unrecognized compensation expense related to unvested PSUs expected to vest was approximately $6.2 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years.
Employee Stock Purchase Plan Awards
During the nine months ended October 31, 2025, 0.8 million shares were purchased under the ESPP at $11.24 per share. As of October 31, 2025, total unrecognized compensation expense related to the ESPP was approximately $0.6 million, which is expected to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of subscription services revenue	$3,317	$5,041	$10,873	$14,601
Cost of professional services and other revenue	2,359	2,953	7,445	8,438
Sales and marketing	21,589	32,688	68,577	106,377
Research and development	32,249	34,211	102,931	96,007
General and administrative	11,961	12,595	36,016	45,097
Total	$71,475	$87,488	$225,842	$270,520

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
For the three and nine months ended October 31, 2025, we had a benefit from income taxes of $174.2 million and $169.7 million, respectively. Our effective tax rate for these periods differed from the U.S. federal statutory rate primarily as a result of change in U.S. valuation allowance (as discussed below) and due to tax rate differences between the U.S. and foreign countries.
For the three and nine months ended October 31, 2024, we had a benefit from income taxes of $14.8 million and $7.2 million, respectively. Our effective tax rate for these periods differed from the U.S. federal statutory rate primarily as a result of change in U.K. valuation allowance and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net deferred tax assets ("DTAs") is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of October 31, 2025, based on the available positive and negative evidence, including the amount of taxable income in the U.S. in recent years and our expectation of future profits in the U.S., we believe it is more likely than not that our U.S. federal DTA is realizable. Therefore, during the three and nine months ended October 31, 2025, we released $175.1 million of the valuation allowance associated with the U.S. federal DTA and $9.3 million of the valuation allowance associated with the New York State and New York City DTAs. We continue to maintain a full valuation allowance against our Romania DTAs and other U.S. state DTAs as of October 31, 2025 because we believe it is more likely than not that these DTAs will not be realized. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances.
As of October 31, 2025, we had a reserve for gross unrecognized tax benefits totaling $9.1 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, $5.4 million pertains to uncertain tax positions, and the remainder relates to interest and penalties, which are accounted for as a component of our income tax provision.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally. Our estimates of the potential outcome of any uncertain tax position are subject to management's assessment of the relevant risks, facts, and circumstances existing at that time. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. However, our future results may include adjustments to estimates in the period the audits are settled, which may impact our effective tax rate.
Our Indian subsidiary is currently appealing the corporate income tax assessment of $2.1 million for the audit period of April 2019 through March 2021. It also has an open corporate income tax audit for the period from April 2022 through March 2024. Our Romanian subsidiary is currently appealing the corporate income tax audit decision for the period from January 2018 through January 2022. In addition, we have engaged in two bilateral transfer pricing negotiations for our transfer pricing model, one between the U.S. and Romania, and one between Japan and Romania. The U.S.-Romania negotiation is in its final stage, and we anticipate that an agreement will be reached in the next three months. During the nine months ended October 31, 2025, we recorded a $3.1 million decrease to the U.S. DTA and the corresponding valuation allowance, representing the unrecognized tax benefit related to the U.S.-Romania bilateral advance agreement. Further, during the nine months ended October 31, 2025 we also recorded a $5.5 million increase in the Romania DTA and the corresponding valuation allowance. The Japan-Romania negotiation is currently ongoing, and the ultimate outcome remains uncertain.
On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") published the Pillar Two Model Rules defining the global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Based on the current Pillar Two rules, we anticipate a qualified domestic minimum top-up tax ("QDMTT") of $1.0 million in Romania for the current fiscal year.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, resulting in significant changes to the U.S. federal income tax code, including restoring the 100% bonus depreciation deduction for qualified property, allowing the immediate expensing of domestic research and experimental expenditures, and causing various changes to other domestic and international tax provisions. ASC 740, Income Taxes, requires that the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. We have included the impact of OBBBA when calculating the estimated annual effective tax rate for the current year, and the legislation does not have a significant impact on our consolidated tax position.
14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands except per share amounts):

	Three Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$170,633	$28,206	$(9,061)	$(1,594)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	456,752	75,503	468,583	82,453
Dilutive potential common shares from outstanding equity awards	6,763	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	463,515	75,503	468,583	82,453
Net income (loss) per share, basic	$0.37	$0.37	$(0.02)	$(0.02)
Net income (loss) per share, diluted	$0.37	$0.37	$(0.02)	$(0.02)

	Nine Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$152,277	$25,591	$(107,108)	$(18,380)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	461,326	77,528	480,497	82,453
Dilutive potential common shares from outstanding equity awards	5,864	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	467,190	77,528	480,497	82,453
Net income (loss) per share, basic	$0.33	$0.33	$(0.22)	$(0.22)
Net income (loss) per share, diluted	$0.33	$0.33	$(0.22)	$(0.22)
Anti-dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	7,721	—	29,231	—
Outstanding stock options	1,288	—	9,995	—
Shares issuable under ESPP	—	—	825	—
Returnable shares issued in connection with business acquisition	—	—	136	—
Shares subject to repurchase from RSAs and early exercised stock options	—	—	3	—
Total	9,009	—	40,190	—

	Nine Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	11,213	—	31,640	—
Outstanding stock options	2,244	—	10,505	—
Shares issuable under ESPP	140	—	783	—
Returnable shares issued in connection with business acquisition	—	—	226	—
Shares subject to repurchase from RSAs and early exercised stock options	—	—	16	—
Total	13,597	—	43,170	—
15. Related Party Transactions
We have at times made use of an aircraft which is owned by Daniel Dines, our CEO, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through the special purpose limited liability company, bears all associated operating, personnel, and maintenance costs. For the nine months ended October 31, 2025 and 2024, we incurred expenses of $1.3 million and none, respectively, in connection with our business use of the aircraft.

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
Business Highlights for the Three and Nine Months Ended October 31, 2025:
•Quarter-to-date revenue of $411.1 million increased 16% year-over-year.
•Year-to-date revenue of $1,129.5 million increased 12% year-over-year.
•Annualized renewal run-rate ("ARR") at October 31, 2025 of $1,782.4 million increased 11% year-over-year.
•Gross margin was 83% for the three and nine months ended October 31, 2025, compared to 82% for the three and nine months ended October 31, 2024.
•Cash flow from operations was $188.9 million for the nine months ended October 31, 2025, compared to $174.5 million for the nine months ended October 31, 2024.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,520.2 million as of October 31, 2025, compared to $1,724.1 million as of January 31, 2025.
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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At October 31, 2025 and 2024, our ARR was $1,782.4 million and $1,606.6 million, respectively, representing a growth rate of 11%. Approximately 28% of this growth rate was due to new customers and 72% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 107% and 113% as of October 31, 2025 and 2024, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at October 31, 2025 and 2024 is as follows:

	At October 31,
	2025	2024
	(dollars in thousands)
ARR	$1,782,384	$1,606,561
Incremental ARR (1)	175,823	228,409

Customers with ARR ≥ $1 million:
Number of customers	333	302
Percent of current period revenue	50%	49%
Customers with ARR ≥ $100 thousand:
Number of customers	2,506	2,235
Percent of current period revenue	86%	85%

Dollar-based net retention rate	107%	113%
(1) For the twelve months ended October 31, 2025 and 2024, respectively
Components of Results of Operations
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
Subscription Services
Cost of subscription services revenue primarily consists of personnel-related expenses of our customer support and technical support teams, including salaries and bonuses, stock-based compensation expense, and employee benefit costs. Cost of subscription services revenue also includes third-party consulting services, hosting costs related to our SaaS products, amortization of acquired developed technology and capitalized software development costs related to SaaS products, depreciation, and allocated overhead. Overhead is allocated based on applicable headcount. We recognize these expenses as they are incurred. We expect cost of subscription services revenue to increase in absolute dollars in the longer term, particularly with regard to hosting and cloud infrastructure costs as our SaaS business grows. In the future, we expect further expansion of our cloud-based deployments, and as more of our customer base deploys our products via SaaS, we expect our gross margin to be impacted by these costs.
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
Benefit From Income Taxes
Benefit from income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. Our effective tax rate is impacted by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances. We currently maintain a partial valuation allowance on our U.S. state DTAs and a full valuation allowance on our Romania DTAs, as we have concluded as of October 31, 2025 that it is more likely than not that these DTAs will not be fully realized. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for our U.S. state DTAs within the next 12 months, and for our Romania DTA, or a portion thereof, within the next 24 months, which would result in income tax benefit in the period of the respective release.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Licenses	$150,043	$137,174	$390,490	$389,553
Subscription services	247,573	206,922	703,239	586,726
Professional services and other	13,497	10,557	35,736	29,739
Total revenue	411,113	354,653	1,129,465	1,006,018
Cost of revenue:
Licenses (1)	1,311	2,340	3,779	7,334
Subscription services (1)(2)(3)(4)	40,121	43,487	116,818	123,770
Professional services and other (2)(3)(4)	27,380	17,936	76,452	51,304
Total cost of revenue	68,812	63,763	197,049	182,408
Gross profit	342,301	290,890	932,416	823,610
Operating expenses:
Sales and marketing (1)(2)(3)(4)	179,186	187,188	505,150	561,657
Research and development (2)(3)(4)	96,869	96,976	290,049	281,012
General and administrative (1)(2)(3)(4)	53,175	50,090	160,743	177,119
Total operating expenses	329,230	334,254	955,942	1,019,788
Operating income (loss)	13,071	(43,364)	(23,526)	(196,178)
Interest income	11,701	10,055	36,353	37,255
Other (expense) income, net	(180)	7,810	(4,636)	26,199
Income (loss) before income taxes	24,592	(25,499)	8,191	(132,724)
Benefit from income taxes	(174,247)	(14,844)	(169,677)	(7,236)
Net income (loss)	$198,839	$(10,655)	$177,868	$(125,488)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$251	$822	$742	$2,485
Cost of subscription services revenue	923	602	2,529	1,790
Sales and marketing	1,045	307	2,548	1,157
General and administrative	31	39	93	117
Total amortization of acquired intangible assets	$2,250	$1,770	$5,912	$5,549

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$3,317	$5,041	$10,873	$14,601
Cost of professional services and other revenue	2,359	2,953	7,445	8,438
Sales and marketing	21,589	32,688	68,577	106,377
Research and development	32,249	34,211	102,931	96,007
General and administrative	11,961	12,595	36,016	45,097
Total stock-based compensation expense	$71,475	$87,488	$225,842	$270,520

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$41	$46	$182	$291
Cost of professional services and other revenue	22	24	83	117
Sales and marketing	289	356	1,140	2,156
Research and development	344	237	1,184	1,155
General and administrative	207	124	474	714
Total employer payroll tax expense related to equity transactions	$903	$787	$3,063	$4,433

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$—	$7	$585	$325
Cost of professional services and other revenue	—	(21)	18	105
Sales and marketing	—	1,956	2,524	9,927
Research and development	—	187	(52)	1,868
General and administrative	—	911	1,332	3,427
Total restructuring expense	$—	$3,040	$4,407	$15,652

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	37%	39%	35%	39%
Subscription services	60%	58%	62%	58%
Professional services and other	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	—%	1%	—%	1%
Subscription services	10%	12%	10%	12%
Professional services and other	7%	5%	7%	5%
Total cost of revenue	17%	18%	17%	18%
Gross profit	83%	82%	83%	82%
Operating expenses:
Sales and marketing	44%	53%	45%	56%
Research and development	23%	27%	26%	28%
General and administrative	13%	14%	14%	18%
Total operating expenses	80%	94%	85%	102%
Operating income (loss)	3%	(12)%	(2)%	(20)%
Interest income	3%	3%	3%	4%
Other (expense) income, net	—%	2%	—%	3%
Income (loss) before income taxes	6%	(7)%	1%	(13)%
Benefit from income taxes	(42)%	(4)%	(15)%	(1)%
Net income (loss)	48%	(3)%	16%	(12)%

Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$150,043	$137,174	$12,869	9%
Subscription services	247,573	206,922	40,651	20%
Professional services and other	13,497	10,557	2,940	28%
Total revenue	$411,113	$354,653	$56,460	16%
Total revenue increased by $56.5 million, or 16%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to a $40.7 million increase in subscription services revenue and a $12.9 million increase in licenses revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 14% was attributable to new customers and 86% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$1,311	$2,340	$(1,029)	(44)%
Subscription services	40,121	43,487	(3,366)	(8)%
Professional services and other	27,380	17,936	9,444	53%
Total cost of revenue	$68,812	$63,763	$5,049	8%
Gross margin	83%	82%

Total cost of revenue increased by $5.0 million, or 8%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, driven by a $9.4 million increase in cost of professional services and other revenue, partially offset by a $3.4 million decrease in cost of subscription services revenue and a $1.0 million decrease in cost of licenses revenue. The increase in cost of professional services and other revenue was primarily driven by an $8.3 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers and a $0.6 million increase in personnel-related expenses. The decrease in cost of subscription services revenue was primarily driven by a $5.9 million decrease in personnel-related expenses, which included a $3.1 million decrease in salary-related and bonus expenses associated with reduced headcount and a $1.7 million decrease in stock-based compensation expense, partially offset by a $1.2 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $0.3 million aggregate increase in depreciation and amortization and rent expense.
Our gross margin increased to 83% for the three months ended October 31, 2025 compared to 82% for the three months ended October 31, 2024, reflecting increased subscription services revenue and subscription services revenue margin.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Sales and marketing	$179,186	$187,188	$(8,002)	(4)%
Percentage of revenue	44%	53%
Sales and marketing expense decreased by $8.0 million, or 4%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease was primarily attributable to a $15.6 million decrease in personnel-related expenses, which included an $11.1 million decrease in stock-based compensation expense, a $2.9 million decrease in salary-related and bonus expenses associated with reduced headcount, and a $2.0 million decrease in employee termination benefits due to the completion of our Fiscal Year 2025 Workforce Restructuring during the second quarter of fiscal year 2026, partially offset by a $1.1 million increase in general employee severance. The decrease in personnel-related expenses was partially offset by a $5.4 million increase in third-party consulting fees and a $1.3 million increase in sales commissions expense.
Research and Development

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Research and development	$96,869	$96,976	$(107)	—%
Percentage of revenue	23%	27%
Research and development expense remained relatively constant for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Hosting and software services costs decreased $3.8 million. This decrease was offset by a $2.9 million increase in personnel-related expenses, which was driven by a $4.6 million increase in salary-related and bonus expenses associated with higher headcount and merit increases partially offset by a $2.0 million decrease in stock-based compensation expense.
General and Administrative

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
General and administrative	$53,175	$50,090	$3,085	6%
Percentage of revenue	13%	14%
General and administrative expense increased by $3.1 million, or 6%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase was primarily attributable to a $2.4 million increase in credit loss expense, a $1.8 million increase in third-party advisory fees, and a $0.6 million increase in travel-related expenses, partially offset by a $1.8 million decrease in software service and implementation costs.
Interest Income

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Interest income	$11,701	$10,055	$1,646	16%
Percentage of revenue	3%	3%
Interest income increased marginally for the three months ended October 31, 2025 compared to the three months ended October 31, 2024.
Other (Expense) Income, Net

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(180)	$7,810	$(7,990)	(102)%
Percentage of revenue	—%	2%
Other expense, net increased by $8.0 million, or 102%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to a $2.0 million increase in losses from foreign currency transactions and a $5.9 million decrease in accretion of net discounts on marketable securities.

Benefit From Income Taxes

	Three Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Benefit from income taxes	$(174,247)	$(14,844)	$(159,403)	NM(1)
Percentage of revenue	(42)%	(4)%
(1) Not meaningful
Benefit from income taxes increased by $159.4 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, driven by release of valuation allowance associated with our U.S. federal and New York City and State DTAs, as well period-over-period change in the proportion of operating profits realized across jurisdictions.
Comparison of the Nine Months Ended October 31, 2025 and October 31, 2024
Revenue

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$390,490	$389,553	$937	—%
Subscription services	703,239	586,726	116,513	20%
Professional services and other	35,736	29,739	5,997	20%
Total revenue	$1,129,465	$1,006,018	$123,447	12%
Total revenue increased by $123.4 million, or 12%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to a $116.5 million increase in subscription services revenue and a $6.0 million increase in professional services and other revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 19% was attributable to new customers and 81% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Licenses	$3,779	$7,334	$(3,555)	(48)%
Subscription services	116,818	123,770	(6,952)	(6)%
Professional services and other	76,452	51,304	25,148	49%
Total cost of revenue	$197,049	$182,408	$14,641	8%
Gross margin	83%	82%
Total cost of revenue increased by $14.6 million, or 8%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, due to a a $25.1 million increase in cost of professional services revenue, partially offset by a $7.0 million decrease in cost of subscription services revenue and a $3.6 million decrease in cost of licenses revenue. The increase in cost of professional services and other revenue was primarily driven by a $22.4 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers. The decrease in cost of subscription services revenue was primarily driven by a $14.9 million decrease in personnel-related expenses, which included an $8.9 million decrease in salary-related and bonus expenses associated with reduced headcount, a $3.7 million decrease in stock-based compensation expense, and a $1.4 million aggregate decrease in employee insurance costs and employer payroll taxes. This decrease was partially offset by a $6.9 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $0.9 million aggregate increase in depreciation and amortization and rent expense. The decrease in cost of licenses revenue was primarily driven by a $2.1 million decrease in depreciation and amortization expense and a $1.4 million decrease in software services costs.
Our gross margin increased to 83% for the nine months ended October 31, 2025 compared to 82% for the nine months ended October 31, 2024, reflecting increased subscription services revenue and subscription services revenue margin.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Sales and marketing	$505,150	$561,657	$(56,507)	(10)%
Percentage of revenue	45%	56%
Sales and marketing expense decreased by $56.5 million, or 10%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This decrease was primarily attributable to a $67.5 million decrease in personnel-related expenses, which included a $37.8 million decrease in stock-based compensation expense, a $17.2 million decrease in salary-related and bonus expenses associated with reduced headcount, a $7.4 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, a $3.1 million aggregate decease in employee insurance costs and employer payroll taxes, and a $1.4 million decrease in general employee severance. This decrease was partially offset by a $9.2 million increase in third-party consulting fees.
Research and Development

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Research and development	$290,049	$281,012	$9,037	3%
Percentage of revenue	26%	28%
Research and development expense increased by $9.0 million, or 3%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was primarily driven by an $18.0 million increase in personnel-related expenses, which included a $12.0 million increase in salary-related and bonus expenses associated with higher headcount and merit increases, a $6.9 million increase in stock-based compensation expense, and a $1.6 million aggregate increase in employee insurance costs and employer payroll costs, partially offset by a $1.9 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026. This increase was partially offset by a $10.3 million decrease in hosting and software services costs.
General and Administrative

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
General and administrative	$160,743	$177,119	$(16,376)	(9)%
Percentage of revenue	14%	18%
General and administrative expense decreased by $16.4 million, or 9%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This decrease was primarily driven by an $11.9 million decrease in personnel-related expenses, which included a $9.1 million decrease in stock-based compensation expense, a $2.1 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and a $1.2 million aggregate decrease in employee insurance costs and employer payroll taxes. General and administrative expense was also impacted by a $4.2 million decrease in other taxes in non-U.S. jurisdictions, a $2.8 million decrease in software service and implementation costs, a $2.4 million decrease in charitable donation expense due to reduced fair value of our Class A common shares contributed to a donor-advised fund in the current year, and a $1.4 million aggregate decrease in depreciation and amortization and rent expense. These decreases were partially offset by a $4.2 million increase in third-party advisory fees and a $2.8 million increase in credit loss expense.
Interest Income

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Interest income	$36,353	$37,255	$(902)	(2)%
Percentage of revenue	3%	4%
Interest income remained relatively constant for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024.
Other (Expense) Income, Net

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Other (expense) income, net	$(4,636)	$26,199	$(30,835)	(118)%
Percentage of revenue	—%	3%
(1) Not meaningful
Other expense, net increased by $30.8 million, or 118%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to a $17.5 million decrease in accretion of net discounts on marketable securities, an $8.4 million increase in losses from foreign currency transactions, and a $5.2 million increase in legal expense related to shareholder litigation.
Benefit From Income Taxes

	Nine Months Ended October 31,
	2025	2024	Change	Change %
	(dollars in thousands)
Benefit from income taxes	$(169,677)	$(7,236)	$(162,441)	NM(1)
Percentage of revenue	(15)%	(1)%
(1) Not meaningful
Benefit from income taxes increased by $162.4 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, mainly driven by release of valuation allowance associated with our U.S. federal and New York City and State DTAs, as well period-over-period change in the proportion of operating profits realized across jurisdictions.
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,519.8 million, and we had an accumulated deficit of $1,810.0 million. For the nine months ended October 31, 2025, we reported net income of $177.9 million and net cash provided by operating activities of $188.9 million. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business and asset acquisitions, and repurchase shares of our Class A common stock.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities (1)	$188,860	$174,483
Net cash provided by (used in) investing activities	$20,186	$(28,807)
Net cash used in financing activities	$(357,973)	$(433,530)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(3,019)	$(4,435)
Net payments of employee tax withholdings on stock option exercises	$(7)	$(6)
Cash paid for restructuring costs	$(13,616)	$(11,475)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the nine months ended October 31, 2025 of $188.9 million was driven by cash collections from our customers, with cash collections approximately 1% lower than during the nine months ended October 31, 2024. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 annual bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring and payments for professional services, software, and office rent.
Net cash provided by operating activities for the nine months ended October 31, 2024 of $174.5 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 annual bonuses paid in the first quarter of fiscal year 2025. Other cash operating expenditures included payments related to our Fiscal Year 2025 workforce restructuring, and payments for professional services, software, and office rent.
Investing Activities
Net cash provided by investing activities for the nine months ended October 31, 2025 of $20.2 million was driven by $585.1 million in maturities of marketable securities, partially offset by $507.2 million in purchases of marketable securities, a net payment of $24.8 million in connection with the acquisition of Peak, $16.0 million in capital expenditures primarily related to leasehold improvements, and $16.8 million in other investing outflows.
Net cash used in investing activities for the nine months ended October 31, 2024 of $28.8 million was driven by $1,162.2 million in purchases of marketable securities, a $35.8 million investment in the H Company, and $7.5 million in capital expenditures, partially offset by $1,176.8 million in maturities of marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2025 of $358.0 million was driven by $329.1 million in repurchases of Class A common stock under our stock repurchase program and $41.7 million in payments of tax withholdings on settlement of equity awards, partially offset by $11.9 million in proceeds from ESPP contributions and $1.0 million in proceeds from exercise of stock options.
Net cash used in financing activities for the nine months ended October 31, 2024 of $433.5 million was driven by $381.4 million in repurchases of Class A common stock under our stock repurchase program, $60.4 million in payments of tax withholdings on settlement of equity awards, and $5.6 million in deferred cash consideration paid on the second anniversary of the acquisition of Re:infer LTD, partially offset by $12.9 million in proceeds from ESPP contributions and $0.9 million in proceeds from exercise of stock options.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of October 31, 2025, accrued compensation and benefits of $88.6 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 9, Condensed Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments with terms of 12 months or longer. During the nine months ended October 31, 2025, we entered into a purchase commitment for hosting services for $199.8 million. There were no other significant changes from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2025 Form 10-K.
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
Interest Rate Risk
As of October 31, 2025, we had $743.7 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $776.1 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the nine months ended October 31, 2025.

Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other (expense) income, net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during the nine months ended October 31, 2025 and 2024. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $34.0 million for the nine months ended October 31, 2025. For the nine months ended October 31, 2025, approximately 51% of our revenues and approximately 40% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction losses of $6.5 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended October 31, 2025, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase program for the three months ended October 31, 2025 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1 - 31	—	$—	—	$180,298
September 1 - 30	—	$—	—	$180,298
October 1 - 31	—	$—	—	$180,298
Total	—		—
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended October 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On September 18, 2025, Brad Brubaker, our Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 137,908 shares of our Class A common stock through June 15, 2026, subject to limit prices.

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

UiPath, Inc.

Date: December 8, 2025	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)