Form 10-K
period 2026-01-31
UiPath, Inc.
filed 2026-03-25
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2025, based on the closing price of $11.75 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2025 was approximately $4.8 billion. Shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2026, the registrant had 459,231,166 shares of Class A common stock and 64,690,706 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2026. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DEFINED TERMS
For the purposes of this Annual Report on Form 10-K, the terms "we," "us," "our," "UiPath," and "the Company," refer to UiPath, Inc. and its consolidated subsidiaries. Meanings of additional defined terms can be found below, in alphabetical order.

Term	Definition
2021 Plan	2021 Equity Incentive Plan
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the United States Securities and Exchange Commission on March 24, 2025
AI	artificial intelligence
ANAF	Agenția Națională de Administrare Fiscală
API	application programming interface
ARR	annualized renewal run-rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOAT	business orchestration and automation technologies
CCPA	California Consumer Privacy Act of 2018
CEO	Chief Executive Officer (effective June 1, 2024, Daniel Dines)
CFO	Chief Financial Officer (Ashim Gupta)
CIO	Chief Information Officer
CISO	Chief Information Security Officer
Co-CEO(s)	Co-Chief Executive Officer(s) (from the second quarter of fiscal year 2023 through the second quarter of fiscal year 2025, Daniel Dines and Robert Enslin)
CODM	chief operating decision maker
CoE	center of excellence
COO	Chief Operating Officer (Ashim Gupta)
Current Period ARR	ARR as of January 31, 2026 from the cohort of all customers as of January 31, 2025 (used in calculation of dollar-based net retention rate)
DSA	Digital Services Act
DTA	deferred tax asset
DTL	deferred tax liability
EEA	European Economic Area
ESG	environmental, social, and governance
ESPP	2021 Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	United States Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Fiscal Year 2023 Workforce Restructuring	restructuring actions approved by our board of directors on June 24, 2022 and expanded by our board of directors on November 10, 2022
Fiscal Year 2025 Workforce Restructuring	restructuring actions approved by our board of directors on July 8, 2024
FTC	Federal Trade Commission
GDPR	General Data Protection Regulation
GST	goods and services tax

Information Assets, Systems, and Data	our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and sensitive information related to our employees, prospective employees, third-party service providers, and our customers
IPO	initial public offering
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
IT	information technology
LGPD	Brazil's General Data Protection Law
LLM	large language model
ML	machine learning
NOLs	net operating loss carryforwards
OECD	Organisation of Economic Cooperation and Development
Peak	Peak AI Limited
PIPL	Personal Information Protection Law (China)
Prior Period ARR	ARR as of January 31, 2025 from the cohort of all customers as of January 31, 2025
PSU	performance stock unit
QA	quality assurance
ROU	right-of-use
RPA	robotic process automation
RSA	restricted stock award
RSU	restricted stock unit
SaaS	software-as-a-service
SCCs	standard contractual clauses
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOX	Sarbanes-Oxley Act of 2002
SSP	standalone selling price
Trade Controls	various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control
UI	user interface
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	generally accepted accounting principles in the U.S.
VAT	value-added tax

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, ARR, expenses, and other operating results;
•our ability to effectively manage our growth and sustain profitability;
•our ability to acquire new customers and successfully retain existing customers;
•the ability of the UiPath Platform™ to satisfy and adapt to customer demands and our ability to increase its adoption;
•our ability to grow our platform and release new functionality in a timely manner, including integration of AI and ML technologies and capabilities;
•our ability to responsibly develop and use AI technologies in compliance with evolving legal and regulatory requirements;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to evolve and enhance our brand;
•our growth strategies;
•the estimated addressable market opportunity for our platform and for orchestration and automation in general;
•our reliance on key personnel and our ability to attract, integrate, and retain highly-qualified personnel and execute management transitions;
•our ability to obtain, maintain, and enforce our intellectual property rights and any costs associated therewith;
•the effect of significant events with macroeconomic impacts, including but not limited to military conflicts, changes in international trade policies, and other changes in geopolitical relationships and inflationary cost trends, on our business, industry, and the global economy;
•our reliance on third-party providers of cloud-based infrastructure and LLMs;
•our ability to compete effectively with existing competitors and new market entrants, including new, potentially disruptive technologies;
•the size and growth rates of the markets in which we compete; and
•the price volatility of our Class A common stock.
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject, based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. Such statements are inherently uncertain and may involve significant assumptions, and investors are cautioned not to unduly rely on these statements.
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
Risks Related to Our Business, Products, Operations, and Industry
•We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not sustain consistent profitability.
•We may not be able to successfully manage our growth. If we are not able to grow efficiently, we may not be able to sustain consistent profitability, and our business, financial condition, and results of operations could be harmed, which has in the past caused and could in the future cause our stock price to decline.
•Macroeconomic conditions, including volatile and weakened global economic conditions, and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in several jurisdictions. Such conditions have in the past adversely affected and may in the future adversely affect our industry, business, and results of operations.
•We expect fluctuations in our financial results. As a result, we may not be able to accurately predict future results, and our past results may not be indicative of our future performance. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
•Because we derive substantially all of our revenue from our UiPath Platform™, failure of this platform to satisfy customer demands could adversely affect our business, financial condition, results of operations, and growth prospects.
•Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines or significant delays in renewals or purchases of additional licenses and products by our customers have from time to time harmed and could in the future harm our operating results.
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
•Risks associated with our use of AI (including ML and large language models) may result in reputational harm or liability.

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

PART I
Item 1. Business
Overview
First established in Bucharest, Romania in 2005, UiPath was incorporated in Delaware in 2015 as a company principally focused on building and managing automations, starting with computer vision technology and user interface automations in our initial RPA offering, which remains the foundation of our platform today. Over the course of the past several years, we have followed a strategy of leveraging advances in AI to broaden our capabilities.
Building upon decades of leadership in automation, UiPath is pioneering the evolution from rule-based automation to intelligent agentic automation. The UiPath Platform™ uniquely combines controlled agency, developer flexibility, and seamless integration to help organizations scale agentic automation safely and confidently. Committed to security, governance, and interoperability, we support enterprises as they transition into a future where automation delivers on the full potential of AI to transform industries.
Our platform empowers customers to combine automation, AI agents, and people, delivering end-to-end process orchestration that drives innovation.
Trends Shaping Our Industry
The following are key trends affecting our industry, business outlook, and product strategy:

AI necessitates reinvention.

AI's disruptions compel organizations to make bold changes in how they operate, compete, and allocate work. It's now clear that agent-centric operating models can dramatically outperform traditional ways of working— making it imperative for enterprises to reinvent themselves as agentic organizations. The agentic era marks a radical redivision of labor between people and virtual workers. AI agents are extending automation into high-value, judgment-based processes such as decision making and risk management— creating new opportunities, including the ability to build software internally that would have otherwise been purchased. At the same time, use of AI agents creates new risks that call for strong oversight and control. This requires adopting new operating systems built for orchestration, governance, and continuous optimization across an increasingly autonomous and interconnected digital enterprise.

ROI at last.

Enterprises find their path from pilots to payout. Organizations are approaching the future with momentum and a mandate: use the lessons learned in 2025 to make agentic programs deliver. Budgets are rising, confidence is high, and the experiences of the past year have brought organizations far up the learning curve. As the focus shifts from experimentation to execution, a new playbook for agentic payoff brings ROI within reach, and investment continues, there's an increasing focus on performance and impact. As enterprises move from pilot to production, agentic initiatives need to show proof of their scalability, efficiency, and business value.

Vertical ascent.

Focused agentic solutions take off and fly high. This year, vertical agentic solutions continue their growth trajectory— covering more domains and enjoying broader adoption. Domain-tuned, tested, and integration-friendly, these configurations of agents, automation, models, and workflows offer quick deployment, measurable outcomes, and a reliable and effective pathway to scale. The best vertical solutions include all the prebuilt elements and capabilities required for deployment, integration, and ongoing production, and are also highly configurable, making it possible for enterprises to use their own data and models and adapt guardrails to their particular regulatory, security, and reporting standards.

Enter the command center.

Organizations take control over agentic operations by centralizing orchestration, governance, and agent management. It has become increasingly clear that organizations' adoption of AI in all its forms has advanced faster than their ability to govern, manage, and orchestrate it. The adoption of multi-agent systems adds yet more complexity, as these systems require sophisticated orchestration capabilities to direct, integrate, and monitor highly autonomous agents across systems, data, and workflows. As agentic automation extends across their core processes, many organizations are establishing a new operational layer— an agentic command center— to centralize and integrate governance, control, and orchestration.

Gloves off, guardrails up.

Enterprises act decisively to ensure security, transparency, and control for every AI agent and agentic workflow. As agents gain real autonomy— accessing data, making decisions, and executing actions— their security stakes skyrocket. To harness AI agents at scale, enterprises must make them not only capable, but trustable. This means building systems that ensure security, transparency, and control from the first line of code to the last workflow handoff. The adoption of embedded governance across the agent lifecycle is being accelerated by a wave of technology investment and innovation. Platform providers are building native capabilities that make it easier to hardwire safety, oversight, and control into agent design and operation. These technologies allow enterprises to put lifecycle principles into practice— turning governance-as-code, human-in-the-loop, and real-time observability into configurable system features rather than custom engineering challenges.

Data goes meta.

Companies double down on adding the context, structure, real-time access, and control that turn enterprise data into agent rocket fuel. As enterprises expand their use of generative and agentic AI, data quality, structure, and context are becoming decisive strategic advantages. Access alone isn't enough— AI agents and generative AI models also need the understanding that comes from metadata, which describe datasets, and ontologies, which describe the relationships between them. And when governance is embedded directly into data systems, access controls and compliance requirements can travel with the data itself, allowing agent actions and queries to be checked against rules in real time. Organizations are directing new energy and investment toward enriching and governing their data— building real-time, trusted, and semantically rich systems that give AI agents the understanding they need to perform with accuracy, confidence, and control.

Competition
Automation remains a fast-growing enterprise software market and is increasingly competitive. The introduction of AI agents has created a flurry of investment among both established software companies and startups. We believe that our competitors primarily fall into the following categories:
•Business orchestration and automation technologies (BOAT) providers with consolidated software platforms that deliver enterprise process automation by enabling capabilities including orchestration of business processes, enterprise connectivity, low code development, and agentic automation;
•Enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers;
•AI model research organizations and incubators that seek to build on their models with new capabilities for directly augmenting and assisting workers;
•AI startups focused on process orchestration and intelligence for industry-specific use cases;
•Proprietary and open-source AI model providers and coding agents;
•RPA software providers and adjacent automation and integration platform companies; and
•Test automation providers.
We have alliances and integrations with key vendors across much of the competitive landscape, but these vendors often develop and market their own automation capabilities as extensions of their core models or platforms.
A number of technology companies have attempted to address the AI and automation needs of organizations through the application of business process management, application development platform offerings, RPA tools, and AI point offerings, as well as other horizontal software applications. However, when conducting common enterprise workflows and business-critical processes, these existing offerings are challenged by a number of inherent limitations, including:
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
What We Offer
Our platform is purpose-built to be responsive to these challenges and to advance the next generation of automation with several key strengths:
•We deliver a scalable, reliable, and secure agentic automation platform that unifies AI agents, robots, people, and models to orchestrate end-to-end, complex enterprise processes— going beyond automation of repetitive tasks to automating dynamic, judgment-intensive workflows.
•Our platform’s embedded AI, ML, and natural language processing capabilities power AI agents that think and act autonomously, improving decision-making and information processing by adapting to constantly changing variables.
•Our platform allows users to seamlessly design and combine agentic AI, UI automations, API integrations, and AI-based document understanding, while supporting low-code, pro-code, and pre-built AI agent templates in a unified environment.
•Our multi-tenant platform is built for enterprise deployment, with security, governance, and auditability at its core, and can be deployed on-premises, in a public or private cloud, or in a hybrid environment. In addition, we offer a managed, multi-tenant SaaS version called Automation Cloud™, which allows rapid automation of any process, anywhere, without infrastructure overhead.
•Our intuitive interface and low-code, drag-and-drop functionality empowers users of all technical levels to build and deploy complex automations quickly, using customizable and sharable components as modular building blocks.
•Our platform provides users with AI-powered agentic testing for their applications, allowing them to streamline development, accelerate test cycles, and find and fix issues before they impact production systems.

•Our platform's process intelligence capabilities, including process mining and task mining, analyze the digital footprint of users' processes across all systems to identify the root causes and impact of inefficiencies, shortening the timeline between process analysis and automation deployment.
•Our platform monitors, measures, and forecasts automation performance, providing actionable metrics and predictive analytics to continuously optimize business processes and maximize return on investment.
•Our platform was designed to enable people, AI agents, and automations to work together intelligently, with each focusing on the processes they execute best, allowing users to continuously enhance productivity and improve business outcomes.
•Our platform provides centralized governance, security, and standard-based architecture that integrates with existing technology and AI ecosystems, allowing organizations to safely scale AI adoption in an enterprise environment with built-in guardrails.

The UiPath Platform™

The UiPath Platform™ is an integrated enterprise software platform that enables AI agents, robots, people, and models to work together harmoniously in coordinated workflows. The UiPath Platform™ empowers enterprises to build and orchestrate automated processes across a wide range of enterprise systems and applications. Key components and capabilities of the UiPath Platform™ include:

Orchestrate— UiPath Maestro™ is the orchestration layer of the UiPath Platform™.

Process Orchestration: UiPath Maestro™ is the enabler of agentic automation, effectively managing and assigning tasks and responsibilities among people, robots, and AI agents depending on their capabilities. It acts as the conductor in an automated symphony, ensuring that complex end-to-end processes operate smoothly, efficiently, and in a manner that is aligned with the enterprise's strategic goals. It is vendor-agnostic, which allows integration of any agent or automation into processes that traverse multiple systems and teams, ensuring flexibility and interoperability.

Process Intelligence: Our platform combines process mining and task mining to deliver data-driven insights that help organizations optimize processes and power smarter automation. Process intelligence data integrates with UiPath Maestro™ to support continuous monitoring and optimization of orchestrated workflows. Process intelligence also allows organizations to test process changes before implementation using simulation tools to predict outcomes and prevent rework. Automation performance can be monitored and measured to evaluate post-implementation impact.

Build— Developers can build RPA workflows, API integrations, and AI agents within a single environment.

Enterprise Agent Builder: UiPath Agent Builder enables enterprises to create, customize, and deploy intelligent agents that think, plan, and act autonomously. Our agents can understand prompts, set goals, and create execution plans. They can also execute using tools like robots and models, learn, and bring people into the loop. While the agents execute, our customers can evaluate, debug, and validate their output and performance.

RPA and API Automation: The platform includes software robots that can perform rule-based tasks across desktop and web applications, as well as API-based automation for direct system integration. UI automation intelligently understands screens, navigates layouts, and automates any interface by interacting with applications as a person would. UI automation capabilities use a combination of document understanding and AI Computer Vision to interact with application interfaces, including the ability to adapt to changes in those interfaces without manual reconfiguration. RPA workflows and agentic workflows can be combined within the same process, allowing organizations to apply each approach where it is best suited.

Intelligent Xtraction & Processing (IXP): UiPath IXP, our latest evolution of intelligent document processing, enables the extraction and processing of structured and unstructured data from a wide range of document types, turning data into actionable insights to power AI agents and automations. Information extracted from documents and communications data provides AI agents with the structured contextual outputs they need to make smarter, faster decisions. UiPath IXP offers production-grade model controls, built-in safeguards for data protection, human-in-the-loop, compliance, and governance for responsible AI use.

Test— UiPath Test Cloud provides agentic testing for enterprises with a full-featured solution that seamlessly integrates into existing testing tool sets.

Testing and Quality Assurance: UiPath Test Cloud offers agentic testing capabilities for software testing lifecycle, application testing, and the continuous optimization of process automation, using its built-in or customized AI agents tailored to customers' unique testing needs. The offering supports both low-code and coded test development and includes AI-assisted features such as self-healing automation, which adapts test scripts in response to application changes, reducing maintenance overhead. Integrated with the UiPath Platform™, Test Cloud allows test design, execution, and management in the same platform used for automation development.

Vertical Solutions— UiPath Solutions are packaged, prebuilt agentic solutions powered by agents, robots, and industry best practices. Purpose-built for specific use cases in industries such as financial services, insurance, healthcare, retail, supply chain, and manufacturing, Solutions are designed to deliver results in weeks, not months.

Governance, Security, Compliance, and Flexible Deployment— The UiPath Platform™ includes centralized governance capabilities that apply across automations, AI agents, and manual tasks. These include an AI Trust Layer that enforces policies to govern the use of AI-powered features across the platform, role-based access controls, real-time audit logging, and in-flight masking of personally identifiable information before data is transmitted to LLMs. Customer-managed LLMs are also supported, allowing organizations to configure their own subscriptions in place of UiPath-managed models when necessitated by data residency or regulatory requirements. Flexible deployment options include SaaS for infrastructure-free scaling, self-hosted for on-premises or private cloud use, and hybrid models.

Our Growth Strategies
Market Opportunities
Business orchestration. We target CIOs whose focus is on business outcomes and process excellence, and who seek more control, visibility, and the ability to govern the state of change. Our integrated business process orchestration addresses these needs by allowing management of business process state independent of the workers— whether agent, robot, or human— executing the tasks.
Industry solutions. We cater to line of business owners in specific industry verticals— such as financial services, insurance, healthcare, public sector, retail, supply chain, and manufacturing— with purpose-built solutions that operationalize agentic automation for their core business processes. Pre-built and co-developed with industry leaders, these solutions have domain expertise, security, compliance, and governance built in, allowing us to offer these customers faster time to value and high-impact outcomes.
Agentic testing. We target QA owners at a time when agentic coding is drastically changing the pace of how software is developed. With developers using AI to write more code faster than ever, old, manual testing approaches simply don't work. Our disruptive autonomous testing addresses these needs by validating applications continuously as they change so QA functions can keep up and offset increasing risk at enterprise scale.
Agentic automation. We focus on CoE leaders, enterprise architects, and heads of AI who— in response to executive-led AI mandates, compressed delivery timelines, and broader business involvement— are being pressured to move faster while increasing governance, security, and compliance. To address these needs, low-code to pro-code agent development yields enterprise-ready agents— autonomous, conversational, and computer-use— built for reliability, governance, and flexible deployment.
Customer Acquisition and Expansion
We sell our platform through a direct sales team, supported by pre-sales and forward deployed engineers and our professional services organization, who offer technical expertise to help customers accelerate adoption and time-to-value. We also sell through channel partnerships, as well as with systems integrators.
Our sales efforts are complemented by our marketing initiatives, which build brand and category awareness, cultivate a large and growing community, and drive demand through a combination of global and local campaigns. We employ a variety of approaches to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present regularly at regional and global events, including our own Fusion and On Tour conferences, and Summit and DevCon events.
Our customers see rapid time-to-value with our products, often expanding use cases and increasing their number of automations beyond their initial deployment. New agentic capabilities enable us to expand sales within organizations as customers automate more complex workflows that require decision-making and benefit from a higher degree of agency. The broad applicability of our platform enables us to sell across all levels and departments of an organization, affording opportunity for eventual graduation to larger platform sales.
Platform Investment and Innovation
We intend to deliver functionalities that increase the surface area of automation for our customers through the addition of agentic AI capabilities throughout the UiPath Platform™. To this end, we have made and plan to continue to make significant investments in research and development to enhance our technology. For example, in November 2025, we released version 25.10 of the UiPath Platform™. This release is heavily focused on agentic automation, unified development experiences, and enterprise governance, with significant upgrades across nearly every product in the UiPath ecosystem. Further, we use our platform as a foundation for the introduction of new purpose-built vertical solutions, such as medical records summarization for healthcare, loan quality control for commercial lenders, and quote generation and approval for supply chain and retail, all released in February 2026. To complement our development we have also acquired, and expect to continue to evaluate opportunities to acquire, businesses and technologies for purposes of platform and market expansion. Through recent acquisitions we have sought to accelerate time-to-value for customers in certain industry verticals. For example, in March 2025, we acquired Peak, a U.K.-based software company offering an AI platform that provides pricing and inventory intelligence to customers in manufacturing and retail, and in February 2026, we acquired WorkFusion, Inc., a U.S.-based software company specializing in AI agents for financial crimes compliance.
Customers
We have a large and diversified customer base that is using the UiPath Platform to drive efficiency and performance across a broad range of industries and use cases— including, but not limited to, financial services, insurance, healthcare, public sector, retail, supply chain, and manufacturing.
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
We had approximately 10,747 and approximately 10,753 customers as of January 31, 2026 and 2025, respectively.
Partners and Ecosystem
We develop and maintain business and technology partnerships that help us to integrate the latest technologies into our platform and to market and deliver our platform to our customers around the world.
Our business partners include global and regional system integrators, value-added resellers, and business consultants that enhance our market presence and drive greater sales efficiencies. We sell through channel partners and with systems integrators, with a focus on enabling a high-quality ecosystem of partners that build, deploy, and co-develop solutions on our technology.
Our technology partnerships with hyperscalers, AI infrastructure and model providers, and cloud data platform providers bring specialized capabilities to our platform. We collaborate to develop solutions that address the specific requirements of horizontal and industry use cases, resulting in faster time-to-value for customers. We work toward interoperability and native extensibility to ensure both first- and third-party agents, robots, and people are seamlessly orchestrated by the UiPath Platform™ across enterprise systems, applications, and data. We also maintain partnerships with leading cloud vendors to simplify the deployment of our platform and offer customers the benefits of cloud-based AI capabilities.
Additionally, we have cultivated a dynamic ecosystem of users through our Community and UiPath Academy initiatives, which support and empower individuals to use our platform to navigate the evolving landscape of automation and AI. We believe that our highly engaged user community sets us apart and that by equipping individuals with the skills to leverage agentic automation, we pave the way for broader adoption and innovation across industries.

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
As of January 31, 2026, we had 1,086 patent applications globally, including 398 in the U.S. and 688 in other jurisdictions. We held 389 issued patents, including 131 issued patents related to AI, 5 of which relate to agentic automation technologies. These issued patents are scheduled to expire between 2039 and 2045. As of January 31, 2026, we also had 128 pending patent applications in the U.S. (including 7 allowed U.S. patent applications), 124 pending Patent Cooperation Treaty applications, and 293 pending and 6 allowed patent applications in other jurisdictions.
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
In addition to our patents, we held 17 registered U.S. trademarks and had 1 pending U.S. trademark application and more than 500 active foreign trademark filings as of January 31, 2026.
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
Government Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, use of AI, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and are likely to increase in the future. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.
In the U.S., we are subject to data security and privacy rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them with new ways to opt out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the U.S. have adopted or begun to propose laws similar to the CCPA.
As a result of our global operations, we must comply with many data security and privacy laws outside of the U.S. that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency. Furthermore, the EU AI Act imposes onerous obligations for providers and deployers of AI-related systems, the EU Data Act imposes obligations on providers of data processing services, and other EU security regulations are shaping cybersecurity obligations of cloud service providers. In addition, we must comply with any sanctions that may be issued by countries in which we do business.
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

As of January 31, 2026, we had a total of 3,981 full-time employees, geographically distributed as follows:

The following chart presents the distribution of our full-time employees by financial statement line as of January 31, 2026:
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

BOLD Speak up. Act with courage. Make decisions. Think big.

HUMBLE Keep an open mind. Cultivate kindness. Be a team player. Check your ego.

FAST Practice agility. Prioritize simplicity. Drive results. Be proactive.

IMMERSED Dive deep. Be passionate. Own what you do. Be customer centric.

Employee Experience
Changing the world of work starts with creating a workplace in which our employees feel inspired, empowered, and supported. We strive to provide equal opportunity and to foster an environment that drives inclusion and belonging, while also supporting our employees' overall well-being.
We continue to evolve our culture to support our strategy and vision, and have designed our rewards programs to be competitive and to attract, retain, and motivate high-performing employees. We employ a consistent performance management approach globally, whereby individual performance is evaluated based on impact and alignment with our values, and we utilize various global and functional programs to recognize employee achievement and tenure.
We cultivate high-performing leaders and individual contributors through integrated leadership development initiatives, with a focus on first-time leaders. Our approach empowers employees to co-own their professional growth together with their managers, working on a personalized individual development plan and accessing various e-learning platforms, individual coaching, or learning events that are aligned with their needs.
Social Responsibility and Community Initiatives
We have built an employee-led giving strategy through which employees can support charities of their choosing via donation. We further support the charitable pursuits of our people by allotting additional paid time off for activities with social impact and organizing regular volunteering drives for various causes. Our employees have volunteered, for example, in building homes for those without, feeding those in need, planting trees, and teaching children valuable technical and life skills. We have supported initiatives dedicated to improving automation skills and technology access and creating social good with our free online learning platform, UiPath Academy.
We also founded the UiPath Foundation, an independent non-governmental, non-profit, non-political, and non-religious global organization based in Romania, which aims to provide children living in poverty with the skills and tools necessary to reach their full potential.
At the time of our IPO in April 2021, we pledged to donate equity as a member of Pledge 1%, a global corporate philanthropy movement; as of January 31, 2026, we have donated 1.1 million shares of our Class A common stock to fund projects related to our environmental, social, and governance initiatives, with an additional 1.7 million shares of our Class A common stock reserved for distribution by April 2031.

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
We may use our website as a distribution channel for material company information. Financial and other important information regarding UiPath is routinely posted on and accessible through our website at www.uipath.com. We therefore encourage investors and others interested in UiPath to review the information that we make available on our website and to follow our filings with the SEC, webcasts, press releases, and conference calls. Interested parties may automatically receive email alerts and other information about UiPath when they enroll an email address by visiting “Resources” under the "Investor Relations" section at www.uipath.com.
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
Risks Related to Our Business, Products, Operations, and Industry
We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not sustain consistent profitability.
We have incurred net losses in the past, and may incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future. This includes leveraging the investments made in our organization in prior years and continuing to implement initiatives designed to grow our business in a disciplined manner. These initiatives include increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform (including AI capabilities), acquiring businesses, technology, talent, and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees and investing in our existing workforce, expanding our operations and infrastructures both domestically and internationally, and incurring expenses related to legal, accounting, and other administrative expenses aspects of operating as a public company. In particular, we intend to continue to expend significant funds to further develop our platform. This includes introducing new functionalities and adapting and growing our inside sales team and enterprise sales force. These efforts are aimed at driving new customer adoption and expanding use cases and integrations.
We have entered into non-cancellable multi-year capacity commitments with certain third-party cloud providers for cloud infrastructure services. These commitments require us to pay for such capacity irrespective of actual usage. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and sustain profitability.
We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic and geopolitical uncertainties, fluctuating inflation and interest rates, tariffs, government shutdowns, regional conflicts, or other similar events or circumstances. In addition, growth of our revenue may slow, or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in the term lengths of our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as fluctuating inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
The investments we have made in our organization may not be successful on the timeline we anticipate, or at all, and may not result in revenue or ARR growth. For instance, we anticipate that our customers will continue to increase adoption of our SaaS products in future periods. We cannot predict how increased adoption of our SaaS products will change the buying patterns of our customers or impact our future revenue or ARR. If we are unable to maintain or increase our revenue or ARR at a rate sufficient to offset the expected increase in our costs, our business, financial condition, and results of operations will be harmed, and we may not be able to maintain profitability over the long-term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays, and other known or unknown factors that may result in losses in future periods. If our revenue or ARR growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not maintain profitability in the future. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
We may not be able to successfully manage our growth. If we are not able to grow efficiently, we may not be able to sustain consistent profitability, and our business, financial condition, and results of operations could be harmed, which has in the past caused and could in the future cause our stock price to decline.
We have experienced and may continue to experience rapid growth and organizational changes. We generated revenue of $1,610.6 million and $1,429.7 million for fiscal years 2026 and 2025, respectively, representing a growth rate of 13%. Our ARR was $1,852.6 million and $1,666.1 million at January 31, 2026 and 2025, respectively, representing a growth rate of 11%. However, the revenue or ARR growth of any prior quarterly or annual fiscal period should not be relied upon as a predictor of future performance. Even if our revenue and ARR continue to increase, our revenue and ARR growth rates may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. In addition, our past results may not be indicative of our future performance. Overall growth of our business depends on a number of additional factors, including our ability to:
•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for our products;
•maintain and expand the rates at which customers purchase and renew licenses to our platform;
•provide our customers with support that meets their needs;
•continue to introduce and sell our products to new markets;
•continue to develop new functionality for our platform and successfully further optimize our existing products and infrastructure;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives. Further, actions we may decide to take in the future in our attempt to sustain profitability may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. If the assumptions that we use to plan our business are incorrect, or change in reaction to changes in our market, or if we are unable to maintain consistent revenue, ARR, or revenue or ARR growth, our stock price could be volatile, and it may be difficult to sustain profitability.
Macroeconomic conditions, including volatile and weakened global economic conditions, and geopolitical tensions and conflicts, including changes to trade policies and regulations, present significant risks to us in several jurisdictions. Such conditions have in the past adversely affected and may in the future adversely affect our industry, business, and results of operations.
We have sales, product, and engineering operations in many countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, sales outside the U.S. accounted for 54% of our revenue for fiscal year 2026. As a result, our operations and our financial results, including our ability to execute our business strategy, design, develop, or sell products, and the demand for our products, are at times adversely affected by a number of global and regional factors outside of our control.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth; changes or uncertainty in fiscal, monetary, or trade policy; volatility in foreign exchange markets; tighter credit; fluctuating inflation and interest rates; lower capital expenditures by businesses including on IT infrastructure; increases in unemployment; and lower consumer confidence and spending. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of the capital and credit markets, reduced liquidity, asset impairments, adverse impact on our partners, or failures of counterparties including financial institutions and insurers. Trade policies and disputes have resulted and may in the future result in increased tariffs, trade barriers, and other protectionist measures, which can make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, or impede or slow the movement of our products across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets. They can also result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to political instability and economic uncertainty globally, long-term changes in global trade and technology supply chains, domestic sourcing initiatives, and the decoupling of global trade networks, which could make it more difficult to sell our products in, or restrict our access to, some markets and have a material adverse effect on our business and growth prospects. For example, these types of unfavorable conditions have in the past disrupted and could in the future disrupt the timing and attendance of key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and the ability to attract new customers and generate sales of our products could be negatively and adversely affected.
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
•global tensions and conflict in areas where we have customers or employees; and

•fluctuations in the market value of our domestic and international investments and in the capital and credit markets, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors.
Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, may have delayed and may in the future delay customer purchasing decisions, may have reduced and may in the future reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
We expect fluctuations in our financial results. As a result, we may not be able to accurately predict future results, and our past results may not be indicative of our future performance. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
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
•fluctuations in mix of revenue, cost of revenue, and gross margin from sales directly to end-customers or through channel partners including our strategic alliances;
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
We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses, right to access certain products that are hosted by us (i.e., SaaS), and professional services. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or as services are rendered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Licenses revenue (including the term license portion of flexible deployment offerings) is recognized when we transfer control of the respective license to the customer. Revenue from SaaS and revenue from maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period. Professional services revenue is recognized as services are rendered.
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
We derive and expect to continue to derive substantially all of our revenue from our UiPath Platform™. As such, market adoption of our automation platform is critical to our continued success. Demand for our platform may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our customers’ operations; the continued volume, variety, and velocity of automations that are generated through use of our platform; timing of development, and release of new offerings by our competitors; technological change, including in the areas of AI and ML systems; and the rate of growth in our market. Additionally, the utility of our platform and products relies in part on the ability of our customers to use our automation, AI and ML products in connection with other third-party software products that are important to our customers' businesses. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products in connection with these third-party software products, then our customers may no longer choose to adopt our platform or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.
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
Our business depends on our existing customers renewing their licenses and purchasing additional licenses and products from us and our channel partners. Declines or significant delays in renewals or purchases of additional licenses and products by our customers have from time to time harmed and could in the future harm our operating results.
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
In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their licenses with us and our channel partners. We may not be able to accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base in terms of size, industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the strength or weakness of our customers' businesses; continuing or new delays in renewals due to economic conditions; customer usage, including the ability of our customers to quickly integrate our products into their businesses and continually find new uses for our products within their businesses; cloud automation deployment or adoption issues; customer satisfaction with our products and platform capabilities and customer support; the ability of our platform to cost-effectively integrate with third-party software products; our prices; the capabilities and prices of competing products; mergers and acquisitions affecting our customer base; consolidation of affiliates’ multiple paid business accounts into a single paid business account or loss of business accounts in their entirety; the effects of global economic conditions; reductions in our customers’ spending on software solutions or their spending levels generally; perceived security or data privacy risks from the use of our products; changes in regulatory regimes that affect our customers or our ability to sell our products, including changes to sanctions and export control regimes; or changes in the views of the industry and public with regard to our products and automation products generally, including as a result of increased automation, use of AI, and displacement of human workforces. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional licenses and products from us or our customers fail to renew their licenses, our revenue may decline and our business, financial condition, and results of operations may be harmed.
We continually review how best to market our platform to our customers and potential customers and how to organize, train, and deploy our sales teams for efficiency and effectiveness; however, if our efforts and the changes that we strive to implement on an ongoing basis are not successful, our platform adoption and our growth could be adversely affected.
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
In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to be alternatives to our platform and products, our ability to sell licenses for our products could be impaired. Further, as various forms of AI, including generative and agentic AI, become more widely adopted and acceptable, if customers believe that our technology is not developing apace, our business and growth prospects could be harmed. The rapid evolution of AI may require the application of resources to develop, test, and maintain our products and services so that they are ethically designed to minimize unintended, harmful impacts. Similarly, sales of our platform and products could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products, or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.
The markets in which we participate are competitive and if we do not compete effectively our business, financial condition, and results of operations could be harmed.
Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with enterprise platform vendors that are acquiring, building, or investing in automation and AI functionality or partnering with automation and AI providers, RPA software providers and adjacent automation and integration platform companies in markets such as BOAT, low-code, business process management, integration platform as a service, process mining, intelligent document processing, and test automation, among others. We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business.
The agentic automation market is a fast-growing enterprise software market and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. For instance, as our market becomes increasingly driven by cloud-based solutions, native cloud providers may enter this market and provide competitive offerings at lower prices. Additionally, open source alternatives for automation that are offered at no cost may impact our ability to sell our products to certain customers who may prefer to rely on these tools. Our competitors may be able to respond more quickly to new or expanding technology, such as newly emerging generative and agentic AI technologies, and devote more resources to product development than we can. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered, or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions. If we fail to do so, our business, financial condition, and results of operations may be harmed.
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
Our success and future growth depend largely upon the continued services of our executive officers, particularly Daniel Dines, our CEO, co-founder, and Chairman, as well as our other key employees in the areas of research and development, and sales and marketing. Additionally, some members of our management team have been with us for a short period of time. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead UiPath, could harm our business.
Senior leadership transitions can be difficult to manage and may cause disruptions to our operations. Such transitions may also increase the likelihood of turnover amongst our employees and result in changes in our business strategy, which may create uncertainty, and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with our customers and other market participants, creating uncertainty among investors, employees, and others concerning our future direction and performance.
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
Because of the complexity of our products and platform capabilities, we also are dependent on the continued service of our existing software engineers and our ability to recruit qualified new engineers. Competition for these personnel is intense, especially for engineers experienced in designing and developing AI, ML, and RPA applications. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired in the past given the historical volatility in the price of our Class A common stock and in the public markets. In addition, our recruiting personnel, methodology, and approach has needed to be altered and may in the future need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers have attempted and may in the future attempt to assert that these employees, or we, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. As some of our employees' perception of our equity awards has declined, and may decline from time to time due to reduced prices of our Class A common stock, if the Class A common stock continues to experience significant volatility, or volatility increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees.
Further, we believe that our culture has been a key contributor to our success to date and that the critical nature of the technology that we develop promotes a sense of greater purpose and fulfillment in our employees. We have developed a culture in which our employees adhere to our core tenets of being humble, bold, immersed, and fast. As our organization grows and evolves, including through restructuring actions, we have experienced and may continue to experience challenges in maintaining our corporate culture. If we fail to maintain important aspects of our culture, our ability to recruit and retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. For fiscal years 2026, 2025, and 2024, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our business, financial condition, and results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.
In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency or the inability of such partners to obtain credit to finance purchases of our products and services, which could negatively impact our future financial performance. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.
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
These strategic alliances may also include non-cancelable commitments we make to these third-party alliance partners whereby we plan to leverage the partner’s products or services in arrangements with third-party customers. Should we be unable to deploy the partner’s products or services in arrangements with third-party customers, revenue, gross margin, profitability, and financial results in any given period may be materially and adversely impacted. Further, these strategic alliances are a vector for potential growth and expansion for us and these alliances may not be successful or as profitable as we project.

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
Our ability to attract new customers and to retain and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. Other companies may incorporate AI into their products more quickly or more successfully than us, or AI technology for code generation or application development could reduce demand for our platform, which could impair our ability to compete effectively and adversely affect our financial results. The success of new products, enhancements, and developments depends on several factors including, but not limited to, our anticipation of market changes and demands for product features, successful product design and timely release of new functionality, sufficient customer demand, and cost effectiveness of our product development efforts. In addition, because our platform is designed to operate with a variety of third-party systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. In addition, significant delays between announcement and general availability of new functionality could adversely affect our business. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
We also offer professional services including consulting and training and must continually adapt to assist our customers in deploying our platform in accordance with their specific automation strategies. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers, expand customers' use of our software, or secure renewal contracts, which are important for the future of our business.

We are subject to numerous risks associated with the evolving market for products with AI capabilities.
The markets and use cases for products with AI capabilities have been rapidly evolving, are difficult to predict, and may impact demand for our products, our sales cycles, our ability to forecast results from sales of these products, and the preferences of our customers and potential customers. The significant investments we have made to develop products and software to address increasing demand for AI capabilities may be insufficient, and we face significant hurdles, including whether demand will materialize, whether third-party software providers will develop functionality that allows their software to utilize the AI capabilities of our products, and whether we will be successful in developing, pricing, and packaging products that can compete with offerings by established competitors.
We have in the past invested and may in the future continue to invest in potentially disruptive technologies, through various vehicles such as acquisitions, equity or debt investments, joint ventures, or strategic partnerships. Such investments may not produce the expected results, may require more financial resources than anticipated, or may otherwise be unsuccessful, and the value of the investments may decline or be impaired, or our business may be adversely impacted.
Additionally, our use of AI technology in general may subject us to reputational, financial, legal, or regulatory risks. As we continue to incorporate AI technology into our products and services, any failures to address concerns relating to the responsible use of the evolving AI technology in our products and services may cause harm to our reputation or result in financial liability, and as such, may increase our costs to address or mitigate such risks and issues. AI technology may create ethical issues, generate defective algorithms, and present other risks that create challenges with respect to its adoption. In addition, evolving rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU, South Korea, and certain U.S. states, have already proposed or enacted, or are considering, laws governing the development and use of AI. We expect other jurisdictions will adopt similar laws. Further, many countries and states are applying their existing data and consumer protection laws to AI technologies.
The regulatory environment surrounding the impact of the implementation of AI on our products and services may adversely affect our ability to produce and export products, and as a result, may cause harm to our reputation and result in financial liability.
Risks associated with our use of AI (including ML and large language models) may result in reputational harm or liability.
AI is enabled by or integrated into parts of our platform and may also be used directly or indirectly as part of our internal systems and processes. As such, AI remains a significant and growing element of our business and operations. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use. AI algorithms and models may be flawed. Our AI-related efforts, particularly those related to generative and agentic AI, or the datasets that we use in training our systems, subject us to risks related to harmful or illegal content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, sanctions, and export controls, among others. Third-party AI capabilities that can be integrated with our platform or used in our internal systems and processes, including generative AI, could also produce false or "hallucinatory" inferences about customer data, enterprises, other information, or subject matter. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns, and risks that are significant or that we may not be able to predict, especially if our direct or indirect use of these technologies in our products and internal systems and processes were to become more important to us over time. If the recommendations, forecasts, or analyses that AI applications, including AI agents, assist in producing are deficient or inaccurate, we could be subject to competitive harm or potential legal liability, including under existing and future legislation or regulations in the U.S., the EU, and other jurisdictions. The rapid evolution of AI may also require us to expend additional resources to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact which may adversely affect our business, financial condition, and results of operations.
Some AI scenarios may present ethical issues, and the enablement or integration of AI into our platform or internal processes may subject us to new or heightened legal, regulatory, ethical, or other challenges, as this is an area of rapid development. We take into consideration these challenges when designing our technologies and implementing our business practices. For example, our platform includes data governance tools and other tools, which are intended to regulate and limit user access. In addition, we have developed internal responsible AI guidelines. However, we have no assurance that these tools or guidelines, nor their implementation, will be sufficient to protect us against evolving AI-related risks. As a result, if we face any claims or litigation relating to our use of AI, including its purported or real impact to human rights, data privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny, which could have a material adverse effect on our operations and business outlook.
We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.
Our enterprise sales force focuses on sales to large enterprise, organizational, and government agency customers. As of January 31, 2026, we had 2,565 customers with ARR of $100 thousand or more and 357 customers with ARR of $1 million or more, which accounted for approximately 89% and 52% of our revenue, respectively, for the period then ended. As of January 31, 2025, we had 2,292 customers with ARR of $100 thousand or more and 317 customers with ARR of $1 million or more, which accounted for approximately 87% and 51% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metric” for a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our automation platform and products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
Our platform and products also empower our customers to develop their own use cases for our automation platform and products. We cannot guarantee that these user-developed automations will be effective or that they do not include errors, failures, or bugs that then may be attributed, correctly or not, to our underlying technologies. For instance, our customers may use our products in a manner in which they were not intended to be used and that could cause our platform or products to be implicated in any resulting errors or failures. Real or perceived errors, failures, or bugs in our platform and products could result in negative publicity, loss of or delay in market acceptance of our platform and products, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures, or bugs in our platform or products could also impair our ability to attract new customers, retain existing customers, or expand their use of our software, which would adversely affect our business, financial condition, and results of operations.

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
In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our cloud-based products as well as significant delays and additional expense in arranging or creating new facilities and services or re-architecting our cloud-based products for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

Delays or difficulties associated with the design, implementation, or post-implementation use of information systems could adversely impact our business, financial condition, and results of operations.
We rely on information systems to manage our business, summarize our operating and financial results, and provide timely information to our management. For example, during fiscal year 2026, we completed a multi-year implementation of a new enterprise resource planning (ERP) system, a complex project with broad scope in which we invested significant financial and human capital. When implementing information systems, we may experience delays, unexpected costs, or other difficulties. Further, although we may run our existing technology in parallel with new technology for a period of time and although we conduct extensive testing to ensure that a new system is operating as intended, we may encounter post-implementation disruptions to, or difficulties in use of, new information systems that could require us to incur additional costs, or could impair, among other things, our ability to record sales, process transactions, collect receivables, and produce timely and accurate historical and forecasted financial information, which could adversely impact our business, financial condition, and results of operations.
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
We have funded our operations initially through net proceeds from sales of equity securities and more recently primarily through customer collections. We cannot be certain whether our operations will consistently generate sufficient cash to fully fund our ongoing operations, our planned investments, or the growth of our business. Following our IPO, we focused on growing our business to take advantage of our market opportunities. While growth remains important, we are also focused on sustaining profitability. Any future investments we make to drive growth may require us to engage in equity or debt financings to secure additional funds. Financing may not be available on terms favorable to us, if at all. The effects of disruptions to and volatility of the credit and financial markets in the U.S. and worldwide from geopolitical and macroeconomic events could limit our access to financing and increase our costs of borrowing.
If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including the ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because a decision to issue securities in the future would depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
We believe that maintenance and enhancement of UiPath brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market continues to increase. Successful maintenance and enhancement of our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to show that our products improve efficiency for our customers while improving engagement and satisfaction of their employees, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our products and platform capabilities from competitive products, and our ability to adequately obtain and protect our trademarks and trade names. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
Indemnity provisions in various agreements to which we are a party potentially expose us to substantial liability for infringement, misappropriation, or other violation of intellectual property rights, data protection, and other losses.
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation, or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or platform, our acts or omissions under such agreements, or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful, and some of these indemnity provisions provide for uncapped liability and some survive termination or expiration of the applicable agreement. As such, we may still incur substantial liability related to such obligations, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third-party with respect to such obligations could have adverse effects on our relationship with such customer or other third-party and other existing or prospective customers, reduce demand for our products and services, and adversely affect our business, financial condition, and results of operations. In addition, although we carry general liability and cybersecurity insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
We have in the past engaged, and may in the future engage, in acquisition and investment activities, which could divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and financial condition.
As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in March 2025, we acquired Peak, a U.K.-based software company offering an AI platform that provides pricing and inventory intelligence to customers in manufacturing and retail, and in February 2026, we acquired WorkFusion, Inc., a U.S.-based software company specializing in AI agents for financial crimes compliance. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disruption of our ongoing operations, diversion of management attention, and increased expenses and liabilities. An acquisition may also negatively affect our financial results because it may:
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
Moreover, to pay for an acquisition or investment, we would use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our Class A common stock and (in the case of equity financing) could result in dilution to our stockholders.
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
Our practices and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.
Our ESG reports and statements reflect our current plans and goals and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on ESG goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Standards for tracking and reporting ESG (including sustainability, climate, and human capital) matters continue to evolve. New legal and regulatory ESG requirements and disclosures in the U.S., the EU, and elsewhere may lead to compliance risks and costs, may heighten scrutiny of our ESG practices, and may require us to change our current practices. Additionally, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent comparative data from period to period or between UiPath and other companies in the same industry. Further, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics; such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
From time to time, we have undertaken and may continue to undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, we initiated a restructuring plan in July 2024 that was completed during the second quarter of fiscal year 2026. This follows an earlier restructuring plan we initiated in fiscal year 2023 that was completed during the second quarter of fiscal year 2024. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or may undertake in the future will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, or a negative impact on employee morale and productivity or our ability to attract highly skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and our ability to provide products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for non-compliance. For example, the CCPA, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate our compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we do business, and our customers.
Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, cookies, and via third-party pixels. These practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. In the EEA, the Collective Redress Directive (effective June 2023) allows collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters.
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. The EU GDPR, the U.K. GDPR (collectively, "GDPR"), Brazil’s LGPD, India's Digital Personal Data Protection Act, and China’s PIPL impose strict requirements for processing personal data. Violations may result in temporary or definitive bans on data processing, material fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests. We may have to change our business practices to comply with such obligations. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada's Anti-Spam Legislation, apply to our operations. As another example, the LGPD applies to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers and have operations in Asia and are subject to new and emerging data privacy regimes including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. We are also subject to the EU DSA, which requires us to further change our products, policies, and procedures. These new regulations create additional reporting obligations and oblige us to enhance our content moderation practices, update our internal procedures to allow users to notify of illegal content, and create internal mechanisms to handle complaints. Failures to comply with the DSA obligations may result in material fines. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed laws and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We also use AI and ML to assist us in making certain decisions, which is regulated by certain privacy laws. For example, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may be incompatible with our use of AI and ML. These obligations may make it harder for us to conduct our business using AI and ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI and ML, or prevent, or limit our use of AI and ML. Furthermore, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI and ML, where the FTC alleges those companies have violated privacy and consumer protection laws. If we cannot use AI and ML, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Furthermore, in the EU, the EU AI Act, which has extraterritorial scope, imposes onerous obligations for providers and deployers of AI-related systems.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving data that originates in the EU or in other foreign jurisdictions). For example, the EU Data Act imposes service switching obligations, requires vendors to assist with data portability to facilitate switching, and imposes requirements related to the cross-border transfer of non-personal data. We may incur substantial costs to comply with the EU Data Act, as well as become subject to substantial fines or civil litigation in the case of noncompliance. Further, existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the U.S. The European Commission released a set of SCCs that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.
In addition, Switzerland and the U.K. similarly restrict personal data transfers outside of those jurisdictions to countries such as the U.S. that they have determined do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Brazil, China, Russia) have also passed or are considering laws requiring local data residency, or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, U.K., and Switzerland to the U.S. in compliance with law, such as the U.K.'s International Data Transfer Agreement/Addendum, the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework and the U.K. extensions thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.
If we were unable to implement or maintain a valid compliance mechanism for cross-border data transfers, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from the EEA or other foreign jurisdictions. The inability to import personal data to the U.S. could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or by requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR's cross-border data transfer limitations.
Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data export restrictions and localization requirements. For example, the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered "foreign persons" and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country or concern, as applicable) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violation of the rule could lead to significant civil and criminal fines and penalties.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we may become subject to additional such obligations in the future.
Our obligations related to data privacy and security, as well as consumers' data privacy expectations, are quickly changing, becoming increasingly stringent, and creating uncertainty.
Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail or be perceived to have failed in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or the third parties with whom we do business may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable laws, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
If we or the third parties with whom we do business fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation including class action claims and mass arbitration demands; additional reporting requirements and oversight; temporary or permanent bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-

related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including interruptions or stoppages of data collection needed to train our algorithms); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Additionally, we publish privacy policies, marketing materials and other statements, such as statements regarding our compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. Although we endeavor to comply with our privacy policies and other data protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our published policies and documentation. Such failures could subject us to potential foreign, federal, state, and local action.
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
In the ordinary course of our business, we and the third parties with whom we do business process proprietary, confidential, and sensitive information, including personal data, intellectual property, and trade secrets. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems and those of the third parties with whom we do business. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer hackers, threat actors, "hacktivists," organized criminal threat actors, personnel (in cases of employee theft or misuse), and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons, in conjunction with military conflicts and defense activities. During times of geopolitical and other major conflicts, we, the third parties with whom we do business, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.
We and the third parties with whom we do business may be subject to a variety of evolving threats. These include but are not limited to: social-engineering attacks including through deepfakes, which are difficult to identify as fake, and phishing attacks; malicious code such as viruses and worms; malware including as a result of advanced persistent threat intrusions; denial-of-service attacks; credential stuffing attacks; credential harvesting, personnel misconduct or error; ransomware attacks; supply chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by AI; and other similar threats. In particular, severe ransomware attacks have become increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data, loss of income, reputational harm, and diversion of resources. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, for example as a result of applicable laws or regulations prohibiting such payments.
It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we do business to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we do business, such as through phishing or supply chain attacks.
We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number or, in some instances, all of our customers, and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. In addition, remote work has increased risks to our information technology systems and data, as many of our employees utilize network connections, computers, and devices outside of our premises or network, while working at home, in transit, and in public locations. Future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers, sub-processors, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, third-party providers of cloud-based infrastructure, LLMs, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We share sensitive information with and receive sensitive information from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems, such as our hardware and software and the hardware and software of third parties with whom we do business. We have not detected and in the future may not detect and remediate all such vulnerabilities including on a timely basis. Even if we have issued or otherwise made available patches or information to address vulnerabilities in our software applications, products, or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could lead to such vulnerabilities being exploited and result in a security incident.
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
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
If we or a third-party with whom we do business experience a security incident, or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent customers from using or cause customers to stop using our platform and products, deter new customers from using our platform and products, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Further, sensitive information belonging to us or our customers could be leaked, disclosed, or revealed as a result of, or in connection with, our employees', personnel's, or vendors' use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI or ML model could be leaked or disclosed to others, including if sensitive information is used to train the third party's AI or ML model. Additionally, when AI technologies ingest personal data and make connections using such data, those technologies may reveal other personal or sensitive information generated by the models.
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
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity, or availability of personal data or sensitive information was disrupted, we could incur significant liability or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
We are subject to the U.S. FCPA, U.S. domestic bribery laws, the U.K. Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws we may be subject to significant penalties. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. In connection with our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot provide assurance that all of our employees, agents, or other third parties will not take actions in violation of our policies and applicable law for which we may be ultimately held responsible. Our risks under these laws may be exacerbated as a result of our international sales and business.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched or governmental or other sanctions are imposed, or if we do not prevail in any civil or criminal proceeding that may arise, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a diversion of management’s attention and resources and significant defense costs and other professional fees.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We currently sell and anticipate continuing to sell to U.S. federal, state, and local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services and healthcare. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our platform and products, or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements on third-party vendors generally, or our company in particular, that we may not be able to meet or may not choose to meet. In addition, government customers and customers in these highly regulated industries often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business. In addition, if our platform and products do not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing them to terminate their agreements.
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
Additionally, governmental and highly regulated entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations.
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
Also, the U.S., the EU, and other jurisdictions have enacted Trade Controls that could limit our ability to distribute our platform and products, or could limit our customers’ ability to implement our platform and products in those countries. Changes in our platform or products or future changes in Trade Controls may create delays in the introduction of our platform and products in international markets or, in some cases, prevent the export or import of our platform and products to certain countries, governments, or persons altogether. Any change in Trade Controls could result in decreased use of our platform and products by, or decrease in our ability to export or sell our platform and products to, existing or potential customers. Any decreased use of our platform or products or limitation on our ability to export or sell our platform and products would adversely affect our business, financial condition, results of operations, and growth prospects.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We may not be able to protect our intellectual property rights if, for example, we are unable to enforce our rights against infringement or misappropriation, or if we do not detect unauthorized use of our intellectual property rights. In addition, because a significant portion of our intellectual property and related activities are concentrated in a limited number of jurisdictions, geopolitical and macroeconomic events impacting such jurisdictions could materially impair our ability to access, use, develop, license, transfer, or otherwise realize the value of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies, and our business, financial condition, results of operations, or growth prospects may be harmed.
In addition, defending our intellectual property rights may entail significant expense. Any patent, trademark, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference, and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition, invalidation, and cancellation proceedings), or litigation. Moreover, there can be no assurance that our pending patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages, or may be successfully challenged by third parties. The U.S. Patent and Trademark Office and various foreign governmental patent and trademark agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent and trademark application process and after a patent or trademark registration has been issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, patent application, or trademark filing, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market.
Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our brands, products, and platform capabilities, and use information that we regard as proprietary to create brands and products that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us or commercially feasible in every country in which our products are available. Further, intellectual property law, including statutory and case law, particularly in the U.S., is constantly developing, and any changes in the law could make it harder for us to enforce our rights. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks, patents, and other intellectual property rights, or adopt trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks, patents, and other intellectual property rights against infringement or misappropriation. In connection with our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information may be increased. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak or inadequate.
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
We are from time to time subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products.
Lawsuits can be time-consuming and expensive to resolve and can divert management’s time and attention. The software industry in which we operate is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we can. In a patent infringement claim against us, we may assert as a defense that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents, or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have, which could prevent us from deterring patent infringement claims through our own patent portfolio. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.
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
•rebrand our products and services or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate, or otherwise violate their trademarks or other intellectual property rights; and
•limit the manner in which we use our brands, or prevent us from using our brands in particular jurisdictions.
Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and harm our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, the price of our Class A common stock could be adversely affected. The occurrence of infringement and misappropriation claims may grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

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
Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits were successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications, and trademark filings at risk of being invalidated, not issued, or cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the price of our Class A common stock could be adversely affected. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new functionality, result in our substituting inferior or more costly technologies into our products, or injure our reputation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology in part by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, or distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. For example, past employees have sought to misappropriate source code relevant to certain of our products. While we have taken steps to enjoin misappropriation that we are aware of, such steps may not ultimately be successful and we may not be aware of all such misappropriation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.
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
We use open source software in our products and we expect to continue to incorporate open source software into our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated open source software in our products in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software products. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contain the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products.
From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions, any of which could adversely impact our business, financial condition, and results of operations.
If we cannot license rights to use technologies on reasonable terms, we may be unable to license rights that are critical to our business.
In the future, we may identify additional third-party intellectual property that we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and competitors may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These competitors may have an advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses were available, we might be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and impact the margins on our products and services. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could adversely impact our business, financial condition, and results of operations.
Risks Related to Our International Operations
Our current operations are international in scope, and we may pursue further geographic expansion, creating a variety of operational challenges.
We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the U.S. generated 54% and 56% of our revenue for fiscal years 2026 and 2025, respectively. Including the U.S., we have legal presence in 30 countries globally, as presented in the List of Subsidiaries of UiPath, Inc. filed as an exhibit to this Annual Report on Form 10-K. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2026, the majority of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•heightened risk or perceived risk related to privacy and data security in specific countries;
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
•an outbreak of a contagious disease, which may cause us or our third-party providers or customers to temporarily suspend our or their respective operations in the affected city or country;
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

Any of these risks could adversely impact our business, financial condition, and results of operations. Failure to comply with international regulations as they evolve could harm our business, and compliance efforts may involve significant costs. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We are exposed to fluctuations in currency exchange rates which affect our results of operations.
While our sales contracts are denominated predominantly in U.S. dollars, we also have sales contracts representing a large portion of our revenue denominated in foreign currencies. Therefore, a significant portion of our revenue has been and continues to be subject to fluctuations due to changes in foreign currency exchange rates. Additionally, for our foreign sales contracts denominated in U.S. dollars, periodic strengthening of the U.S. dollar has at times increased and could continue to increase the real cost of our products and platform capabilities to these customers outside of the U.S., which could adversely affect our results of operations.
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
We are subject to the reporting requirements of the Exchange Act, SOX, the rules and regulations of the New York Stock Exchange, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations, which continue to evolve.
SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, they are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent that we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our financial statements for prior periods, may cause us to fail to meet our reporting obligations, could result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, and could lead to investigations or sanctions by regulatory authorities.
Section 404 of SOX requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse opinion regarding or is unable to express an opinion regarding the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.
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
Our international operations and personnel have rapidly expanded to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. We are currently under audit in certain jurisdictions, and topics as described above have been raised in our current and prior tax audits in Romania and India, leading to disputes and litigation. While we believe our positions are reasonable, the administrative procedures to finalize these tax audits, disputes, and litigation are in process. In addition, while we have pursued proactive risk management approaches with tax authorities in certain jurisdictions, such efforts may not fully eliminate the risk of future disputes, audits, or adjustments.
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
We are subject to periodic audits in the various jurisdictions in which we operate. We regularly assess the likelihood of adverse audit outcomes to determine the adequacy of our accruals for taxes. Although we believe our estimates are reasonable, the final outcome of audits could differ materially from our expectations. Further, tax authorities are increasingly using data analytics and AI in audit activities, the use of which could increase the frequency or intensity of audits.
Changes in tax laws or tax rulings could materially affect our financial condition, results of operations, and cash flows.
The tax regimes that we are subject to or operate under, including income and non-income taxes, may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations and we must monitor such changes closely. For example, the One Big Beautiful Bill Act made many significant changes to the U.S. tax laws, especially with regard to international aspects of taxation. In particular, U.S. tax rules governing the capitalization, amortization, and deductibility of research and development and other technology-related expenditures may continue to evolve. Any such changes could increase our effective tax rate, reduce cash flows, or increase volatility in our tax provision. Similarly, as our operations are material in Romania, legislative changes have resulted in an alternative minimum corporate tax for fiscal years starting January 1, 2024 through January 1, 2027. Future guidance from the IRS and other tax authorities with respect to any existing or new laws may affect us, and certain aspects of such laws could be repealed or modified in future legislation.
In addition, the OECD has been working on a Base Erosion and Profit Sharing project and issued a report in 2015, an interim report in 2018, and has issued additional guidelines, model rules, and final proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In particular, the OECD is coordinating the implementation of rules to be adopted with respect to nexus and profit allocation (Pillar One) and for a global minimum tax (Pillar Two). In January 2026, the OECD released additional implementation guidance and coordination measures reflecting the G7 side-by-

side agreement, which further clarify certain operational, transitional, and interaction rules. Despite this additional guidance, the timing, scope and manner of implementation of Pillar Two continue to vary by jurisdiction, and uncertainty remains regarding the extent to which U.S. tax rules will align with, diverge from, or interact with these regimes.
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
A number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and put us at a competitive disadvantage if they do not impose similar obligations on our competitors.
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
In general, under Section 382 of the IRC, a corporation that undergoes an “ownership change” (as defined under Section 382 of the IRC and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have identified Section 382 ownership changes in April 2017 and July 2020 and, accordingly, our NOLs are subject to limitation. We did not experience a subsequent ownership change in connection with the Series F Financing and our IPO. We do not believe that any Section 382 limitations will prevent us from fully utilizing our NOLs. It is possible that we have in the past undergone and may in the future undergo additional ownership changes that we have not identified and that could result in additional limitations on our NOLs. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, the adoption of alternative minimum taxes, turnover-based taxes, or similar regimes in certain jurisdictions, or for other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we sustain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Daniel Dines, our Chief Executive Officer, co-founder, and Chairman, which will limit stockholders' ability to influence the outcome of important decisions.
Our Class B common stock has 35 votes per share and our Class A common stock has one vote per share. Our CEO, co-founder, and Chairman, Daniel Dines, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, and beneficially owned shares representing approximately 84% voting power of our outstanding capital stock as of January 31, 2026. As a result, Mr. Dines has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to other stockholders or that may not be aligned with other stockholders' interests. As a board member, Mr. Dines owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Dines is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Dines’ control may adversely affect the market price of our Class A common stock.
Further, transfers of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.
We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies but may do so in the future.
Because our CEO, co-founder, and Chairman, Daniel Dines, collectively with his controlled entities, holds all our outstanding shares of Class B common stock and beneficially owns shares representing in excess of 50% of the voting power of our outstanding capital stock, we are eligible to elect the “controlled company” exemption to the New York Stock Exchange corporate governance rules for publicly-listed companies. We have not elected to do so at this time. If we decide to rely on the “controlled company” exemption in the future, then under the New York Stock Exchange corporate governance rules for publicly-listed companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors and adversely affect the market price of our Class A common stock.
Our dual class structure may impact the market price of our Class A common stock.
Our dual class structure, combined with the concentrated control of our CEO, co-founder, and Chairman, Daniel Dines, who holds all of the outstanding shares of our Class B common stock, may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
In addition, there were 27,381,832 shares of Class A common stock issuable upon the exercise of options and upon the vesting and settlement of restricted stock units and performance stock units outstanding as of January 31, 2026. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, vesting and settlement of outstanding restricted stock units and performance stock units, and other equity incentives we may grant in the future for public resale under the Securities Act. The shares of Class A common stock became eligible for sale in the public market to the extent such options are exercised or restricted stock units vested and settled, subject to compliance with applicable securities laws. Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
In addition to the effects of our dual class structure, provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and second amended and restated bylaws include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
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
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our second amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.
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
Accordingly, we cannot assure stockholders of the liquidity of an active trading market, the ability to sell their shares of our Class A common stock when desired, or the prices that they may obtain for their shares of our Class A common stock. The lack of an active market may impair stockholders' ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair value of their shares. An inactive market may also impair our ability to raise capital to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been and may in the future be the target of this type of litigation, which could result in substantial expenses and divert our management’s attention.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
Although we have repurchased and may in the future repurchase shares of our Class A common stock to reduce dilution, we expect to continue to grant equity awards to employees and directors under our equity incentive plans, which will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. Additionally, as part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
Our business, financial condition, results of operations, or cash flows could be significantly hindered by the occurrence of a natural disaster, public health crisis, military action, terrorist attack, or other catastrophic event.
Our business operations may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, public health crises, and other events beyond our control. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus reduced spending on our platform and products. In addition, a substantial portion of our operations rely on support from our headquarters in New York City and our office in Bucharest, Romania. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, public health crises, and other events beyond our control materially impact our ability to operate those offices, our business operations as a whole may be materially affected.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments relate to revenue recognition and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats (which we refer to as information security threats) to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data. Our critical data includes intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and sensitive information related to our employees, prospective employees, third-party service providers, and our customers. Together, we refer to these systems and data as our Information Assets, Systems, and Data.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from information security threats to our Information Assets, Systems, and Data, including, for example: using manual and automated monitoring tools; conducting scans of our threat environment; subscribing to reports and services that identify information security threats; analyzing reports of threats and actors; evaluating threats reported to us; conducting and using third parties to conduct tests of certain systems; coordinating with law enforcement concerning certain threats; having third parties conduct threat assessments; conducting threat assessments and vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting penetration testing; having third parties conduct red/blue team testing and tabletop incident response exercises; using external intelligence feeds; and conducting various threat model exercises. The level of investment and maturity of each of these measures are mapped directly to our risk management program.
Our assessment and management of material risks from information security threats are integrated into our overall risk management processes. For example: (1) information security risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) the information security team with enterprise input from other teams, including our risk management, internal audit, security, and technology management personnel, works with management to prioritize our risk management processes and mitigate information security threats that have a higher likelihood of leading to a material impact to our business; and (3) our global risk and compliance team, under the direction of our CISO, evaluates material risks from information security threats against our overall business objectives.
We use third-party service providers to assist, from time to time, in identification, assessment, and management of material risks from information security threats, including but not limited to penetration testing firms, professional services firms, external legal counsel, threat intelligence service providers, information security consultants and software providers, managed cybersecurity service providers, and forensic investigators. Further, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We use certain vendor management processes to help manage information security risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Assets, Systems, and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify information security risks associated with a provider and impose contractual obligations related to information security on the provider, including, for example, conducting risk assessments and vulnerability scans related to our vendors’ services; requiring our vendors to complete security questionnaires; reviewing our vendors’ written security programs and security assessments; conducting and maintaining reports on our vendors; reviewing our vendors' third-party audit reports; conducting security assessment calls with our vendors’ security personnel; and imposing certain contractual obligations on our vendors. We apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor's programs. Reports from our third-party vendors are treated as an intake to our incident response process. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems.

For a description of the risks from information security threats that may materially affect us and how they may do so, see Risk Factors—Risks Related to Data Privacy and Cybersecurity in Part I, Item 1A of this Annual Report on Form 10-K.
Governance
Our information security risk assessment and management processes are implemented and maintained by certain of our management, including our CISO, our Chief Technology Officer, and our Senior Director of Security Operations. Our CISO has over 30 years of experience developing and leading IT product security teams across multiple technology domains, and previously held leadership positions at several large technology companies. Our Chief Technology Officer has over 20 years of experience in various engineering and product development leadership roles, including most recently as a Corporate Vice President within a large enterprise software company, with strong background in cloud computing, distributed systems, and product development. Our Senior Director of Security Operations has over 14 years of experience in IT security and is a Certified Information Systems Security Professional.
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
The CISO regularly reports to senior management and the board of directors on the oversight of our information security program. The CISO is also a member of the senior leadership team that meets quarterly on risk and compliance, which includes executives throughout the company who oversee areas such as finance, accounting, investor relations, people, legal and compliance, IT, and product and engineering. This committee meets regularly, as relevant, to discuss oversight of the information security program, program enhancements, and new risks or threats the company might be facing. The company has established, as part of its incident response program, a smaller senior executive committee to oversee and manage information security incidents or vulnerabilities, assessed by severity and known or threatened impact. Security management and others work with our incident response team to help mitigate and remediate information security incidents of which they are notified. In addition, our incident response plan includes reporting to the board of directors for certain information security incidents.
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
Item 2. Properties
Our corporate headquarters and other significant leased real property as of January 31, 2026 are shown in the following table.

Location	Business Purpose	Square Footage	Lease Expiration Date
New York, NY	Global headquarters	26,363	3/31/2038
Bucharest, Romania	Corporate office	119,922	2/28/2031
Bellevue, WA	Product development center	44,735	10/31/2034
Bangalore, India(1)	Corporate office	21,006	8/31/2026
Bangalore, India	Product development center	25,599	5/31/2030
Tokyo, Japan	Corporate office	7,868	7/31/2028
(1) During fiscal year 2026, we entered into a lease for new corporate office space in Bangalore, India, the term of which commenced in October 2025 and expires on May 31, 2030; this new space, with a total area of 24,612 square feet, will replace our existing Bangalore corporate office space once its build-out is completed.

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
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 10, Commitments and Contingencies—Litigation, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Number of Holders of Common Stock
The number of record holders of our Class A and Class B common stock as of March 20, 2026 was 27 and one, respectively. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of Class A common stock is held in “street name” by brokers.
Dividends
We have never declared or paid any dividends on our Class A or Class B common stock, and we do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our stock repurchase program for the three months ended January 31, 2026 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1 – 30	—	$—	$—	$180,298
December 1 – 31	—	$—	$—	$180,298
January 1 – 31	780	$12.81	$780	$170,298
Total	780		780
(1) Excludes brokerage commission.
(2) On September 1, 2023, our board of directors authorized a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized an additional $500.0 million of repurchases under the stock repurchase program. Subsequent to January 31, 2026, between February 1, 2026 and February 11, 2026, we repurchased additional shares of our Class A common stock, fulfilling this authorization.

Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock for the period from April 21, 2021, the date our Class A common stock began trading on the New York Stock Exchange, through January 31, 2026, as compared to the cumulative total return of the S&P 500 Index and S&P 500 Technology Index over the same period. The graph assumes a $100 investment in our Class A common stock and each of the above indices at April 21, 2021, with cash dividends reinvested as applicable.

Comparison of Cumulative Total Return
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
04/21/21
Q1 FY22
Q2 FY22
Q3 FY22
Q4 FY22
Q1 FY23
Q2 FY23
Q3 FY23
Q4 FY23
Q1 FY24
Q2 FY24
Q3 FY24
Q4 FY24
Q1 FY25
Q2 FY25
Q3 FY25
Q4 FY25
Q1 FY26
Q2 FY26
Q3 FY26
Q4 FY26
UiPath, Inc.
S&P 500 Index
S&P 500 Technology Index

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended January 31, 2026 included elsewhere in this Annual Report on Form 10-K. This discussion, particularly with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Readers should review the disclosure under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal quarters end on April 30, July 31, and October 31, and our fiscal year ends January 31. References to fiscal years 2026, 2025, and 2024 in this Annual Report on Form 10-K refer to our fiscal years ended January 31, 2026, 2025, and 2024, respectively. A discussion regarding our financial condition and our results of operations for fiscal year 2026 compared to fiscal year 2025 is presented below. For a discussion regarding our results of operations for fiscal year 2025 compared to fiscal year 2024 see the 2025 Form 10-K, under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Overview
Building upon decades of leadership in automation, UiPath is pioneering the evolution from rule-based automation to intelligent, agentic automation. The UiPath Platform™ uniquely combines controlled agency, developer flexibility, and seamless integration to help organizations scale agentic automation safely and confidently. Committed to security, governance, and interoperability, we support enterprises as they transition into a future where automation delivers on the full potential of AI to transform industries.
Historically, we have grown our revenue and ARR significantly by helping customers adopt automation as a tool, process by process, to unlock human potential. Today, our automation platform builds upon this experience by providing our customers with a foundation for enterprise-scale agentic automation.
Our results of operations and financial condition are impacted by the macroeconomic factors affecting our industry, including the proliferation of cloud-based applications, the cost of skilled human capital, and the global demand for agentic automation solutions. While our business is influenced by these macroeconomic factors, our results of operations are more directly affected by certain company-specific factors, including:
•our ability to attract new customers, which depends on a number of other factors, including our ability to drive awareness of the benefits and power of agentic automation among our existing and prospective customers, the effectiveness and pricing of our products, the offerings of our competitors, and competition among resellers;
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
Fiscal Year 2026 Highlights
•Revenue of $1,610.6 million increased 13% year-over-year.
•ARR of $1,852.6 million increased 11% year-over-year.
•Gross margin was 83% for fiscal year 2026 and fiscal year 2025.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,689.9 million as of January 31, 2026, compared to $1,724.1 million as of January 31, 2025.
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
Internationally, we price our platform in currencies that may not be the functional currency. Accordingly, the heightened volatility of global markets has exposed us and will continue to expose us to foreign currency fluctuations, which may impact demand for our platform, our near-term results, comparability of results to prior periods, and our ability to predict future results.
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
Seasonality
Historically, we have experienced seasonality in new and renewal customer bookings, as typically we enter into a higher percentage of license agreements with new customers and renewals with existing customers in the second half of our fiscal year. We believe that this seasonality results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. Seasonal fluctuations in our sales mean that our revenue may not be consistent from period to period.
Workforce Restructurings
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
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring was completed during the second quarter of fiscal year 2026.
Refer to Note 10, Commitments and Contingencies—Workforce Restructurings included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Components of Results of Operations
Revenue
We derive revenue from the sale of: (1) software licenses for use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services.
We have a unified commercial offering for software products with both on-premises and cloud deployment options that allows customers the choice of either deployment option throughout the term of the contract. These offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
Licenses
Our term licenses (typically sold as a part of flexible deployment offerings) provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. As licenses revenue is recognized at a point in time, any shift in license start dates or duration will have a direct impact on our licenses revenue.

Subscription Services
We generate subscription services revenue through the provision of: (1) maintenance and support services, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for our licenses, and (2) SaaS products (typically sold as a portion of flexible deployment offerings). Maintenance and support and SaaS products represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements.
Professional Services and Other
Professional services and other revenue consists of fees associated with professional services, including deployment of agentic automation, customer education, and training services. Our professional services contracts are structured on a time and materials or fixed price basis, and the related revenue is recognized as the services are rendered.
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

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, for our research and development employees, hosting and software services costs, and allocated overhead. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest in efforts to develop new technology and enhance the functionality and capabilities of our existing products and platform infrastructure. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of expenses.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. Our effective tax rate is impacted by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances. We currently maintain a full valuation allowance on certain U.S. state DTAs and a full valuation allowance on our Romania DTA, as we have concluded as of January 31, 2026 that it is more likely than not that these DTAs will not be fully realized. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for our U.S. state DTAs within the next 12 months, and for our Romania DTA, or a portion thereof, within the next 24 months, which would result in income tax benefit in the period of the respective release.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated (in thousands):

	Year Ended January 31,
	2026	2025
Revenue:
Licenses	$606,394	$587,162
Subscription services	954,472	801,947
Professional services and other	49,706	40,555
Total revenue	1,610,572	1,429,664
Cost of revenue:
Licenses(1)	5,334	8,565
Subscription services(1)(2)(3)(4)	157,588	167,630
Professional services and other (2)(3)(4)	108,062	70,747
Total cost of revenue	270,984	246,942
Gross profit	1,339,588	1,182,722
Operating expenses:
Sales and marketing(1)(2)(3)(4)	683,329	738,493
Research and development(2)(3)(4)	385,208	380,682
General and administrative(1)(2)(3)(4)	214,291	226,116
Total operating expenses	1,282,828	1,345,291
Operating income (loss)	56,760	(162,569)
Interest income	48,023	49,422
Other (expense) income, net	(4,155)	35,047
Income (loss) before income taxes	100,628	(78,100)
Benefit from income taxes	(181,702)	(4,406)
Net income (loss)	$282,330	$(73,694)

(1) Includes amortization of acquired intangible assets as follows (in thousands):	Year Ended January 31,
	2026	2025
Cost of licenses revenue	$991	$2,747
Cost of subscription services revenue	3,449	2,382
Sales and marketing	3,630	1,428
General and administrative	121	154
Total amortization of acquired intangible assets	$8,191	$6,711

(2) Includes stock-based compensation expense as follows (in thousands):	Year Ended January 31,
	2026	2025
Cost of subscription services revenue	$13,676	$19,401
Cost of professional services and other revenue	9,484	11,386
Sales and marketing	87,746	134,646
Research and development	132,890	132,757
General and administrative	46,880	59,961
Total stock-based compensation expense	$290,676	$358,151

(3) Includes employer payroll tax expense related to employee equity transactions as follows (in thousands):	Year Ended January 31,
	2026	2025
Cost of subscription services revenue	$333	$448
Cost of professional services and other revenue	145	188
Sales and marketing	2,054	3,069
Research and development	2,358	2,188
General and administrative	852	1,106
Total employer payroll tax expense related to employee equity transactions	$5,742	$6,999

(4) Includes restructuring expense as follows (in thousands):	Year Ended January 31,
	2026	2025
Cost of subscription services revenue	$585	$2,745
Cost of professional services and other revenue	18	105
Sales and marketing	2,524	15,452
Research and development	(52)	3,058
General and administrative	1,332	3,366
Total restructuring expense	$4,407	$24,726
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2026	2025
Revenue:
Licenses	38%	41%
Subscription services	59%	56%
Professional services and other	3%	3%
Total revenue	100%	100%
Cost of revenue:
Licenses	—%	—%
Subscription services	10%	12%
Professional services and other	7%	5%
Total cost of revenue	17%	17%
Gross profit	83%	83%
Operating expenses:
Sales and marketing	42%	52%
Research and development	24%	27%
General and administrative	13%	15%
Total operating expenses	79%	94%
Operating income (loss)	4%	(11)%
Interest income	3%	3%
Other (expense) income, net	—%	3%
Income (loss) before income taxes	7%	(5)%
(Benefit from) provision for income taxes	(11)%	—%
Net income (loss)	18%	(5)%

Comparison of Fiscal Year 2026 and Fiscal Year 2025
Revenue

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Licenses	$606,394	$587,162	$19,232	3%
Subscription services	954,472	801,947	152,525	19%
Professional services and other	49,706	40,555	9,151	23%
Total revenue	$1,610,572	$1,429,664	$180,908	13%
Total revenue increased by $180.9 million, or 13%, for fiscal year 2026 compared to fiscal year 2025, driven by a $152.5 million increase in subscription services revenue, a $19.2 million increase in licenses revenue, and a $9.2 million increase in professional services and other revenue. As we continued to expand our sales efforts in the U.S. and internationally, our revenue increased across all regions. Of the growth in total revenue, 15% was attributable to new customers and 85% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Licenses	$5,334	$8,565	$(3,231)	(38)%
Subscription services	157,588	167,630	(10,042)	(6)%
Professional services and other	108,062	70,747	37,315	53%
Total cost of revenue	$270,984	$246,942	$24,042	10%
Gross margin	83%	83%
Total cost of revenue increased by $24.0 million, or 10%, for fiscal year 2026 compared to fiscal year 2025, primarily due to a $37.3 million increase in cost of professional services revenue, partially offset by a $10.0 million decrease in cost of subscription services revenue and a $3.2 million decrease in cost of licenses revenue. The increase in cost of professional services and other revenue was primarily driven by a $33.5 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers. The decrease in cost of subscription services revenue was primarily driven by a $22.1 million decrease in personnel-related expenses, which included an $11.1 million decrease in salary-related and bonus expenses associated with reduced headcount, a $5.7 million decrease in stock-based compensation expense, a $2.2 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and a $1.7 million aggregate decrease in employee insurance costs and employer payroll taxes. This decrease was partially offset by a $10.1 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services. The decrease in cost of licenses revenue was primarily driven by a $2.2 million decrease in depreciation and amortization expense and a $1.0 million decrease in software services costs.
Our gross margin remained constant at 83% for fiscal year 2026 compared to 83% for fiscal year 2025, reflecting increased subscription services revenue and margin offset by a decrease in the proportion of higher-margin licenses revenue.

Operating Expenses
Sales and Marketing

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$683,329	$738,493	$(55,164)	(7)%
Percentage of revenue	42%	52%
Sales and marketing expense decreased by $55.2 million, or 7%, for fiscal year 2026 compared to fiscal year 2025. This decrease was primarily attributable to a $76.0 million decrease in personnel-related expenses, which included a $46.9 million decrease in stock-based compensation expense, a $15.8 million decrease in salary-related and bonus expenses, a $12.9 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and a $2.1 million aggregate decrease in employee insurance costs and employer payroll taxes, partially offset by a $1.6 million increase in general employee severance. This decrease was partially offset by a $7.9 million increase in third-party consulting fees, a $7.0 million increase in sales commissions expense, a $3.7 million increase in marketing expenses, and a $2.7 million increase in depreciation and amortization expense.
Research and Development

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$385,208	$380,682	$4,526	1%
Percentage of revenue	24%	27%
Research and development expense increased by $4.5 million, or 1%, for fiscal year 2026 compared to fiscal year 2025. The increase was primarily attributable to a $15.6 million increase in personnel-related costs, which included a $16.3 million increase in salary-related and bonus expenses and a $2.2 million aggregate increase in employee insurance costs and employer payroll taxes associated with higher headcount and merit increases, partially offset by a $3.1 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026. This decrease was partially offset by a $10.8 million decrease in hosting and software services costs.
General and Administrative

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$214,291	$226,116	$(11,825)	(5)%
Percentage of revenue	13%	15%
General and administrative expense decreased by $11.8 million, or 5%, for fiscal year 2026 compared to fiscal year 2025. This decrease was primarily attributable to a $14.8 million decrease in personnel-related expenses, which included a $13.1 million decrease in stock-based compensation expense and a $2.0 million decrease in employee termination benefits due to reduced activity under our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026. General and administrative expense was also impacted by a $5.0 million decrease in software service and implementation costs, a $2.4 million decrease in charitable donation expense due to the reduced value of our Class A common shares contributed to a donor-advised fund in the current year, and a $1.2 million aggregate decrease in depreciation and amortization and rent expense. These decreases were partially offset by a $9.0 million increase in third-party advisory and services fees, including a $5.5 million increase in legal advisory fees related to acquisitions, intellectual property, and other matters, and a $3.8 million increase in credit loss expense associated with specific reserves.

Interest Income

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Interest income	$48,023	$49,422	$(1,399)	(3)%
Percentage of revenue	3%	3%
Interest income decreased by $1.4 million, or 3%, for fiscal year 2026 compared to fiscal year 2025 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other (Expense) Income, Net

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(4,155)	$35,047	$(39,202)	(112)%
Percentage of revenue	—%	3%
Other expense, net increased by $39.2 million, or 112%, for fiscal year 2026 compared to fiscal year 2025, primarily due to a $21.5 million decrease in accretion of net discounts on marketable securities, a $13.9 million increase in losses from foreign currency transactions, and a $4.1 million increase in legal expense related to shareholder litigation.
Benefit From Income Taxes

	Year Ended January 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Benefit from income taxes	$(181,702)	$(4,406)	$(177,296)	NM(1)
Percentage of revenue	(11)%	—%
(1) Not meaningful
Benefit from income taxes increased by $177.3 million for fiscal year 2026 compared to fiscal year 2025, mainly driven by release of valuation allowance associated with our U.S. entity, as well as period-over-period change in the proportion of operating profits realized across jurisdictions.
Key Performance Metric
We monitor ARR to help us measure and evaluate the effectiveness of our operations.
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At January 31, 2026 and 2025, our ARR was $1,852.6 million and $1,666.1 million, respectively, representing a growth rate of 11%. Approximately 32% of this growth rate was due to new customers and 68% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 107% and 110% as of January 31, 2026 and 2025, respectively. We calculate dollar-based net retention rate as of a period end by starting with Prior Period ARR, the ARR from the cohort of all customers as of 12 months prior to such period end. We then calculate Current Period ARR, the ARR from these same customers as of the current period end. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
Our ARR may fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels, acquisitions, and our ability to successfully execute on our strategic goals. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or to replace these items. For clarity, we use annualized invoiced amounts per solution SKU rather than revenue calculated in accordance with U.S. GAAP to calculate our ARR. Our invoiced amounts are not matched to transfer of control of the performance obligations associated with the underlying subscription licenses and maintenance and support obligations. This can result in timing differences between our U.S. GAAP revenue and ARR calculations. Generally speaking, our ARR calculation simply takes our invoiced amounts per solution SKU under a subscription license or maintenance agreement as of the end of an invoiced period and divides that amount by the corresponding term and multiplies by 365 days to derive the annualized renewal value. In contrast, for our revenue calculated in accordance with U.S. GAAP, subscription licenses revenue derived from the sale of term-based licenses hosted on-premises is recognized at the point in time when the customer is able to use and benefit from our software, which is generally upon delivery to the customer or upon the commencement of the renewal term, and maintenance, support, and SaaS revenue is recognized ratably over the term of the arrangement. ARR is not a forecast of future revenue. Unlike ARR, revenue is impacted by contract start and end dates and duration. The timing of recognition of ARR is determined by contract billing structure, whereas billing structure will neither accelerate nor delay recognition of future revenue. For example, in a multi-year contract invoiced up front, ARR is the annualized invoiced amount per solution SKU related to the final year of the contract assuming no reserve is applied, whereas revenue is determined by total contract value and timing of satisfaction of the underlying performance obligations. ARR does not include invoiced amounts associated with perpetual licenses or professional services. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, our presentation of ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For further information, see the section titled “Risk Factors—Risks Related to Our Business, Products, Operations, and Industry" included in Part I, Item 1A of this Annual Report on Form 10-K.
A summary of ARR-related data at January 31, 2026 and 2025 is as follows:

	At January 31,
	2026	2025
	(dollars in thousands)
ARR	$1,852,567	$1,666,136
Incremental ARR (1)	$186,431	$202,438

Customers with ARR ≥ $1 million:
Number of customers	357	317
Percent of fiscal year revenue	52%	51%
Customers with ARR ≥ $100 thousand:
Number of customers	2,565	2,292
Percent of fiscal year revenue	89%	87%

Dollar-based net retention rate	107%	110%
(1) For the fiscal years ended January 31, 2026 and 2025, respectively
Liquidity and Capital Resources
As of January 31, 2026 and 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,689.5 million and $1,723.6 million, respectively, and we had an accumulated deficit of $1,705.5 million and $1,987.9 million, respectively. During the fiscal years ended January 31, 2026 and 2025, we reported net income (loss) of $282.3 million and $(73.7) million, respectively, and net cash provided by operations of $371.2 million and $320.6 million, respectively. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business and asset acquisitions, and repurchase shares of our Class A common stock.
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
We believe that our existing cash and cash equivalents, marketable securities, and cash flows from operations will be sufficient to fund our anticipated cash requirements for the next twelve months and the long term.
Stock Repurchases
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we could repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our outstanding shares of Class A common stock. Subsequent to January 31, 2026, we fulfilled the aforementioned authorizations, and in March 2026, our board of directors authorized a new stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our Class A common stock. Refer to Note 11, Stockholders' Equity—Stock Repurchases for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities(1)	$371,208	$320,565
Net cash used in investing activities	(22,466)	(45,503)
Net cash used in financing activities	(372,375)	(450,515)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(5,750)	$(6,907)
Net receipts of employee tax withholdings on stock option exercises	15	3
Cash paid for restructuring costs	(14,101)	(15,283)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for fiscal year 2026 of $371.2 million was driven by cash collections from our customers, which were approximately 4% higher than in the prior year. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and payments for professional services, software, and office rent.

Net cash provided by operating activities for fiscal year 2025 of $320.6 million was driven by cash collections from our customers and interest income on our marketable securities. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2024 bonuses paid in the first quarter of fiscal year 2025 and employer payroll taxes related to employee equity transactions. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for fiscal year 2026 of $22.5 million was driven by a net payment of $24.8 million in connection with the acquisition of Peak, $19.0 million in capital expenditures primarily related to leasehold improvements, and $15.4 million in other investing outflows, partially offset by $36.8 million in net maturities of marketable securities.
Net cash used in investing activities for fiscal year 2025 of $45.5 million was primarily driven by a $35.8 million investment in the H Company and $14.9 million in capital expenditures, partially offset by $5.2 million in net maturities of marketable securities.
Financing Activities
Net cash used in financing activities for fiscal year 2026 of $372.4 million was primarily driven by $329.1 million in repurchases of Class A common stock under our stock repurchase program and $59.1 million in payments of tax withholdings on net settlement of equity awards, partially offset by $14.9 million in proceeds from ESPP contributions and $1.1 million in proceeds from stock option exercises.
Net cash used in financing activities for fiscal year 2025 of $450.5 million was primarily driven by $390.8 million in repurchases of Class A common stock under our stock repurchase program, $77.9 million in payments of tax withholdings on net settlement of equity awards, and $5.6 million loan note payment on the second anniversary of the acquisition of Re:infer LTD, partially offset by $15.6 million in proceeds from ESPP contributions and $8.0 million in proceeds from stock option exercises.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of January 31, 2026, accrued compensation and benefits of $121.0 million are included in current liabilities on our consolidated balance sheet. Refer to Note 9, Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities as of January 31, 2026.
The following table summarizes the aggregate effect that our material contractual obligations as of January 31, 2026 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease commitments(1)	$122,585	$16,808	$29,603	$22,647	$53,527
Purchase commitments	346,861	163,400	183,458	3	—
Total contractual obligations	$469,446	$180,208	$213,061	$22,650	$53,527
(1) Inclusive of $12.2 million of commitments related to operating leases which have not yet commenced.
The amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and to Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments with terms of twelve months or longer.
Additionally, stock repurchases may represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. Refer to Note 11, Stockholders' Equity—Stock Repurchases for further details.
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
Whenever possible, we allocate the transaction price based on observable SSP, which is the price of the same good or service in standalone sales to similar customers in similar circumstances. If observable SSP is not available, we estimate the SSP using data that may include historical prices, discounting practices, list prices, cost data, and other observable inputs. We may have more than one SSP for individual performance obligations when our data population indicates that pricing practices vary by class of customer (for example, based on the customer’s geographic region). We review our SSP at least annually and update when necessary to reflect changes in facts and circumstances.
For further information about our revenue recognition, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition and Note 3, Revenue Recognition, included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes
We are subject to income taxes in the U.S and in a number of foreign jurisdictions. We apply significant judgment in determining our (benefit from) provision for income taxes, particularly with regard to assessment of DTAs and evaluation of tax positions.
Pursuant to ASC 740, Income Taxes, we account for income taxes using the asset and liability method, whereby DTAs and DTLs are recognized to represent the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and for NOL and tax credit carryforwards. DTAs and DTLs are measured using the currently enacted tax rates and laws that are expected to apply in the years in which we expect to realize or settle them. In the case of DTAs, we regularly assess the realizability of future associated tax benefits by considering both positive and negative evidence, such as the adequacy of expected future taxable income on a jurisdictional basis (including forecasted income and whether a sustained trend of profitability exists historically), any carryforward periods available, and prudent and feasible tax planning strategies. The evaluation of this evidence requires judgment. If we determine that it is more likely than not that all or a portion of a DTA will not be realized in the future, a valuation allowance is provided. If and when sufficient positive evidence becomes available to indicate that it is more likely than not at all or a portion of a DTA will be realized, we may release all or a portion of a valuation allowance accordingly. For example, during fiscal year 2026, based on the available positive and negative evidence including the amount of taxable income in the U.S. in recent years and our expectations of future profits in the U.S., we determined it to be more likely than not that a significant part of our U.S. DTA is realizable and therefore released $186.3 million of the valuation allowance associated with the U.S. federal DTA and $18.6 million of the valuation allowance associated with certain state DTAs. However, we continue to maintain full valuation allowances against our Romania DTA and some U.S. state DTAs because we believe that it is more likely than not that these DTAs will not be fully realized. Our remaining valuation allowances total $150.5 million as of January 31, 2026. We may release some or all of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and if positive evidence of sustained profitability is established to support the realization of the related DTAs. Such release would result in a decrease in the provision for income taxes in the period of the release.
Similarly, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there exist many transactions and calculations for which the ultimate tax settlement is uncertain. ASC 740 prescribes a two-step approach to recognizing and measuring uncertain tax positions: (1) evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, based on the technical merits of the tax position, and including resolution of related appeals or litigation processes, if any; and (2) measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. We consider a number of factors when evaluating tax positions and estimating tax benefits, including changes in facts and circumstances, changes in tax law, tax audit status, and communications with tax authorities. Any changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our provision for income taxes in the period in which the change is made. In particular, if a tax position is not sustained upon audit and we are required to pay amounts in excess of the associated accrual, or if no accrual has been made, our provision for income taxes will increase.
For further information about our income taxes, including DTAs and associated valuation allowances and tax positions, refer to Note 13. Income Taxes, included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Interest Rate Risk
As of January 31, 2026, we had $871.2 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $818.3 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements for fiscal year 2026.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), and transaction gains and losses are recorded in other (expense) income, net on our consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during fiscal year 2026, 2025, or 2024. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $29.6 million for fiscal year 2026. For fiscal year 2026, approximately 51% of our revenues and approximately 41% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction losses of $7.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors UiPath, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of UiPath, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Revenue Recognition - Assessment of Terms and Conditions in Certain Contracts
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from term licenses, maintenance and support services, SaaS products, and professional services. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue when, or as, a performance obligation is satisfied. Management applies judgment in identifying and evaluating any terms and conditions in contracts that may impact revenue recognition. For the year ended January 31, 2026, the Company recorded revenue of $1.61 billion.
We identified the assessment of terms and conditions in certain contracts as a critical audit matter. Specifically, complex auditor judgment was required in assessing the Company’s identification and evaluation of terms and conditions in certain contracts because of the complex accounting guidance, primarily related to the sale of term licenses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls within the related revenue recognition process, including a control related to the identification and evaluation of terms and conditions in certain contracts that impact revenue recognition. For a selection of contracts, we assessed the terms and conditions in the contracts by examining the contracts and evaluating management’s determination of the impact of those terms and conditions on revenue recognition. For each of these contracts selected, we also assessed the impact of identified non-standard terms and conditions to recorded revenue by determining the revenue to be recorded in the current period using the terms and conditions in the underlying contract and comparing it to the Company’s recorded balances.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 24, 2026

UiPath, Inc.
Consolidated Balance Sheets
Amounts in thousands except per share data

	As of January 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$871,157	$879,196
Restricted cash	438	438
Marketable securities	601,329	750,322
Accounts receivable, net of allowance for credit losses of $5,222 and $1,642, respectively	488,265	451,131
Contract assets	92,440	88,735
Deferred contract acquisition costs	84,739	82,461
Prepaid expenses and other current assets	105,577	86,276
Total current assets	2,243,945	2,338,559
Marketable securities, non-current	216,990	94,113
Contract assets, non-current	1,946	3,447
Deferred contract acquisition costs, non-current	153,708	139,341
Property and equipment, net	46,014	32,740
Operating lease right-of-use assets	64,472	66,500
Intangible assets, net	19,989	7,905
Goodwill	125,310	87,304
Deferred tax assets	233,401	27,963
Other assets, non-current	73,425	67,398
Total assets	$3,179,200	$2,865,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,161	$33,178
Accrued expenses and other current liabilities	170,496	83,923
Accrued compensation and employee benefits	121,029	112,355
Deferred revenue	603,737	569,464
Total current liabilities	905,423	798,920
Deferred revenue, non-current	103,568	135,843
Operating lease liabilities, non-current	70,940	74,230
Other liabilities, non-current	16,682	10,515
Total liabilities	1,096,613	1,019,508
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 540,898 and 508,680 shares issued, respectively; 472,346 and 471,059 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 64,691 and 82,453 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 68,552 and 37,621 shares, respectively	(833,905)	(494,779)
Additional paid-in capital	4,585,430	4,333,300
Accumulated other comprehensive income (loss)	36,601	(4,890)
Accumulated deficit	(1,705,545)	(1,987,875)
Total stockholders’ equity	2,082,587	1,845,762
Total liabilities and stockholders’ equity	$3,179,200	$2,865,270
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Operations
Amounts in thousands except per share data

	Year Ended January 31,
	2026	2025	2024
Revenue:
Licenses	$606,394	$587,162	$621,392
Subscription services	954,472	801,947	649,918
Professional services and other	49,706	40,555	36,762
Total revenue	1,610,572	1,429,664	1,308,072
Cost of revenue:
Licenses	5,334	8,565	10,469
Subscription services	157,588	167,630	111,922
Professional services and other	108,062	70,747	73,533
Total cost of revenue	270,984	246,942	195,924
Gross profit	1,339,588	1,182,722	1,112,148
Operating expenses:
Sales and marketing	683,329	738,493	713,130
Research and development	385,208	380,682	332,101
General and administrative	214,291	226,116	231,637
Total operating expenses	1,282,828	1,345,291	1,276,868
Operating income (loss)	56,760	(162,569)	(164,720)
Interest income	48,023	49,422	57,130
Other (expense) income, net	(4,155)	35,047	31,775
Income (loss) before income taxes	100,628	(78,100)	(75,815)
(Benefit from) provision for income taxes	(181,702)	(4,406)	14,068
Net income (loss)	$282,330	$(73,694)	$(89,883)
Net income (loss) per share, basic	$0.52	$(0.13)	$(0.16)
Net income (loss) per share, diluted	$0.52	$(0.13)	$(0.16)
Weighted-average shares used in computing net income (loss) per share, basic	538,125	559,933	563,855
Weighted-average shares used in computing net income (loss) per share, diluted	544,860	559,933	563,855
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands

	Year Ended January 31,
	2026	2025	2024
Net income (loss)	$282,330	$(73,694)	$(89,883)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	717	(272)	519
Foreign currency translation adjustments, net	40,774	(13,443)	694
Other comprehensive income (loss), net	41,491	(13,715)	1,213
Comprehensive income (loss)	$323,821	$(87,409)	$(88,670)
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands

	Common stock				Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2023	474,160	$5	82,453	$1	—	$—	$3,736,838	$7,612	$(1,824,298)	$1,920,158
Issuance of common stock upon exercise of stock options	5,221	—	—	—	—	—	6,728	—	—	6,728
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	17,695	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(6,061)	—	—	—	—	—	(113,162)	—	—	(113,162)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,215	—	—	4,215
Repurchase of Class A common stock	—	—	—	—	(5,840)	(102,615)	—	—	—	(102,615)
Issuance of common stock under employee stock purchase plan	1,364	—	—	—	—	—	17,313	—	—	17,313
Stock-based compensation	—	—	—	—	—	—	372,145	—	—	372,145
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,213	—	1,213
Net loss	—	—	—	—	—	—	—	—	(89,883)	(89,883)
Balance as of January 31, 2024	492,660	$5	82,453	$1	(5,840)	$(102,615)	$4,024,079	$8,825	$(1,914,181)	$2,016,114
Issuance of common stock upon exercise of stock options	4,002	—	—	—	—	—	8,032	—	—	8,032
Vesting of early exercised stock options	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	15,357	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(5,170)	—	—	—	—	—	(79,299)	—	—	(79,299)
Charitable donation of Class A common stock	281	—	—	—	—	—	6,564	—	—	6,564
Repurchase of Class A common stock	—	—	—	—	(31,781)	(392,164)	—	—	—	(392,164)
Issuance of common stock under employee stock purchase plan	1,550	—	—	—	—	—	15,708	—	—	15,708
Stock-based compensation	—	—	—	—	—	—	358,214	—	—	358,214
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,715)	—	(13,715)
Net loss	—	—	—	—	—	—	—	—	(73,694)	(73,694)
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	3,697	—	—	—	—	—	1,056	—	—	1,056
Conversion of Class B common stock into Class A common stock	17,762	—	(17,762)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	13,575	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(4,468)	—	—	—	—	—	(59,081)	—	—	(59,081)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A common stock	—	—	—	—	(30,931)	(339,126)	—	—	—	(339,126)
Issuance of common stock under employee stock purchase plan	1,371	—	—	—	—	—	15,289	—	—	15,289
Stock-based compensation	—	—	—	—	—	—	290,679	—	—	290,679
Other comprehensive income, net of tax	—	—	—	—	—	—	—	41,491	—	41,491
Net income	—	—	—	—	—	—	—	—	282,330	282,330
Balance as of January 31, 2026	540,898	$5	64,691	$1	(68,552)	$(833,905)	$4,585,430	$36,601	$(1,705,545)	$2,082,587

The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$282,330	$(73,694)	$(89,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,969	17,232	22,597
Amortization of deferred contract acquisition costs	109,362	92,089	75,471
Net accretion on marketable securities	(10,236)	(31,778)	(28,246)
Stock-based compensation expense	290,676	358,151	371,955
Charitable donation of Class A common stock	4,187	6,564	4,215
Non-cash operating lease expense	16,976	15,899	13,047
(Benefit from) provision for deferred income taxes	(202,682)	(19,794)	554
Credit loss expense (benefit)(1)	5,735	1,979	(1,579)
Other non-cash charges (credits), net	7,098	(4,311)	(2,121)
Changes in operating assets and liabilities:
Accounts receivable	(25,802)	(22,173)	(64,217)
Contract assets	3,208	(3,991)	(14,694)
Deferred contract acquisition costs	(116,202)	(89,157)	(118,833)
Prepaid expenses and other assets	(3,933)	7,065	4,222
Accounts payable	(21,675)	27,856	(5,052)
Accrued expenses and other liabilities	46,697	9,235	11,804
Accrued compensation and employee benefits	2,583	(23,428)	(4,039)
Operating lease liabilities, net	(11,652)	(15,527)	(13,590)
Deferred revenue	(22,431)	68,348	137,471
Net cash provided by operating activities	371,208	320,565	299,082
Cash flows from investing activities:
Purchases of marketable securities	(772,491)	(1,470,355)	(1,485,965)
Maturities of marketable securities	809,247	1,475,584	1,050,984
Purchases of property and equipment	(19,048)	(14,923)	(7,342)
Payments related to business acquisitions, net of cash acquired	(24,821)	—	—
Other investing, net (1)	(15,353)	(35,809)	2,754
Net cash used in investing activities	(22,466)	(45,503)	(439,569)
Cash flows from financing activities:
Repurchases of Class A common stock	(329,101)	(390,751)	(102,615)
Proceeds from exercise of stock options	1,056	8,032	6,740
Payments of tax withholdings on net settlement of equity awards (1)	(59,061)	(77,831)	(112,712)
Proceeds from employee stock purchase plan contributions	14,859	15,605	17,555
Payments of deferred or contingent consideration related to business acquisitions	(128)	(5,570)	(5,863)
Net cash used in financing activities	(372,375)	(450,515)	(196,895)
Effect of exchange rate changes	15,594	(7,029)	(2,621)
Net decrease in cash, cash equivalents, and restricted cash	(8,039)	(182,482)	(340,003)
Cash, cash equivalents, and restricted cash at beginning of period	879,634	1,062,116	1,402,119
Cash, cash equivalents, and restricted cash at end of period	$871,595	$879,634	$1,062,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$309	$563
Cash paid for income taxes, net	9,812	16,709	10,822
Supplemental disclosures of non-cash investing and financing activities:
Deferred and contingent consideration recognized in connection with business acquisition	$9,835	$—	$—
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	4,724	4,674	3,354
Property and equipment purchases included in accounts payable	58	2,897	511
Payable for repurchase of Class A common stock	10,015	—	—
(1) Prior period amounts have been expanded or aggregated to conform to current period presentation
The accompanying notes are an integral part of these consolidated financial statements.

UiPath, Inc.
Notes to Consolidated Financial Statements

01
Organization and Description of Business
UiPath, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015, is headquartered in New York, New York, and has legal presence in 30 countries, with principal operations in the U.S., Romania, and Japan.
The UiPath Platform™ uniquely combines controlled agency, developer flexibility, and seamless integration to help organizations scale agentic automation safely and confidently. Committed to security, governance, and interoperability, UiPath supports enterprises as they transition into a future where automation delivers on the full potential of AI to transform industries. Our platform empowers customers to combine automation, AI agents, and people, delivering end-to-end process orchestration that drives innovation.

02
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the financial statements of UiPath, Inc. and its subsidiaries in which we hold a controlling financial interest. Intercompany transactions and accounts have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal years 2026, 2025, and 2024 refer to the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease ROU assets and operating lease liabilities, incremental borrowing rates for operating leases, amount of stock-based compensation expense, amount of self-insurance liability, timing and amount of contingencies, costs related to restructuring actions, uncertain tax positions, and valuation allowance for deferred income taxes. Actual results could differ from these estimates and assumptions.
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using the average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (loss), net in the consolidated statements of operations. For fiscal years 2026, 2025, and 2024, we recognized foreign currency transaction (losses) gains of $(7.0) million, $6.9 million, and $0.3 million, respectively.

UiPath, Inc.
Notes to Consolidated Financial Statements
Derivative Financial Instruments
From time to time, we may use derivative financial instruments, such as foreign currency forward contracts, to manage foreign currency exposures. Derivative instruments are accounted for as either assets or liabilities and carried at fair value. We did not have foreign currency forward contracts during fiscal year 2026, 2025, or 2024.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed FDIC limits. As of January 31, 2026 and 2025, 93% and 86%, respectively, of our cash and cash equivalents were concentrated in the U.S., EU countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For fiscal years 2026, 2025, and 2024, no single customer accounted for 10% or more of our total revenue. As of January 31, 2026 and 2025, no single customer accounted for 10% or more of our accounts receivable.
Fair Value Measurement
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
Marketable securities and other investments and contingent consideration are measured at fair value. Cash equivalents, accounts receivable, and accounts payable are recognized at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

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
The fair value of available-for-sale marketable securities is remeasured each reporting period. Any premium or discount is amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned. Unrealized gains and losses on marketable securities are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized.
We evaluate an available-for-sale debt security for impairment if the estimated fair value is below its amortized cost basis. We consider our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized basis. If either of these conditions exist, the debt security’s amortized cost basis is written down to fair value, with the change recognized in other (expense) income, net in the consolidated statements of operations. If neither of these conditions are present, we evaluate whether unrealized losses have resulted from a credit loss or other factors. To determine whether a decline in value is related to credit loss, we evaluate, among other factors, the extent to which the fair value is less than the amortized cost basis and any adverse conditions specifically related to an issuer of a security or its industry. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to other (expense) income, net in the consolidated statements of operations. As of January 31, 2026 and 2025 we had not recorded any allowance for credit losses related to our available-for-sale marketable securities, and we did not record any impairments related to these securities in fiscal year 2026, 2025, or 2024.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Our accounts receivable are reduced by an allowance for credit losses. This allowance contemplates estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors such as historical write-off experience, credit quality of the customer, age of the receivable balance, current economic conditions and forecasts of future economic conditions, and projections of future collections. We write off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was $5.2 million and $1.6 million as of January 31, 2026 and 2025, respectively. Credit loss expense (recovery) was $5.7 million, $2.0 million, and $(1.6) million for fiscal years 2026, 2025, and 2024, respectively.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives by asset category are as follows as of January 31, 2026:

Asset Category	Estimated Useful Life
Computer and equipment	1 to 2 years
Furniture and fixtures	2 to 10 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life (1 to 12 years)

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
We have broadly marketed on-premises versions of certain of our SaaS products, thereby establishing a pattern of marketing internal-use software and a rebuttable presumption that we intend to market any SaaS products we develop. As a result, our ongoing and future SaaS projects are accounted for under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, which is discussed below under "Software Development Costs."
Costs previously capitalized under ASC 350-40 in connection with development of our SaaS products are amortized on a straight-line basis over the product’s estimated useful life of five years and such amortization is included in cost of subscription services revenue on the consolidated statements of operations. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our SaaS products. These capitalized costs are included in other assets, non-current on the consolidated balance sheets. Gross capitalized internal-use software development costs were $7.6 million and $7.4 million as of January 31, 2026 and 2025, respectively. Amortization expense was $1.0 million, $1.3 million, and $1.3 million for fiscal years 2026, 2025, and 2024, respectively. Accumulated amortization was $6.7 million and $5.5 million as of January 31, 2026 and 2025, respectively.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are amortized on a straight-line basis over the terms of the associated hosting arrangements and such amortization is included in operating expenses in the same line item on the consolidated statements of operations as the associated hosting arrangement fees. These gross capitalized costs were $12.7 million and $12.1 million as of January 31, 2026 and 2025, respectively, and are recorded in other assets, non-current on our consolidated balance sheets. Related amortization expense was $1.6 million, $0.3 million, and none for fiscal years 2026, 2025, and 2024, respectively. Accumulated amortization was $4.2 million and $2.4 million as of January 31, 2026 and 2025, respectively.
Software Development Costs
We account for costs incurred to develop software to be licensed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. These costs include internal development costs and license fees paid to third parties for their software that is integrated into our products. Costs to establish technological feasibility are expensed as incurred. Technological feasibility is established when a working model is complete. Costs incurred subsequent to establishment of technological feasibility are capitalized until the product is available for general release to customers, at which point they are amortized on a product-by-product basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact their recoverability. Our internal development costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, and such amortization is included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying product. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing our products. Capitalized costs are included in other assets, non-current on the consolidated balance sheets and were immaterial as of January 31, 2026 and 2025.
Capitalized license fees paid to third parties are amortized over the license term at the greater of a straight-line or a consumption basis and such amortization is included in cost of licenses revenue or cost of subscription services revenue in the consolidated statements of operations based on the nature of the underlying third-party product. Capitalized costs are included in prepaid expenses and other current assets and other assets, non-current on the consolidated balance sheets and were immaterial as of January 31, 2026 and 2025.

UiPath, Inc.
Notes to Consolidated Financial Statements
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
Business Acquisitions
Assets acquired and liabilities assumed in a business combination are recorded at their respective fair values at the date of the acquisition in accordance with ASC 805, Business Combinations (with the exception of contract assets and contract liabilities, which are measured according to ASC 606, Revenue from Contracts with Customers, discussed under the heading "Revenue Recognition," below). Determination of the fair value of assets acquired, liabilities assumed, and contingent consideration liabilities recognized relies on management judgments and often involves the use of estimates and assumptions, including but not limited to assumptions about future cash inflows and outflows, discount rates, and lives of intangible and other assets. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
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
At the time of testing, if we determine that it is more likely than not that the estimated fair value of our single reporting unit is less than its carrying value, a quantitative assessment is performed by comparing the fair value of the reporting unit with its carrying value. In order to make this determination, we may make an initial assessment of

UiPath, Inc.
Notes to Consolidated Financial Statements
qualitative factors, or may proceed directly to the quantitative impairment test. There were no impairment charges to goodwill during fiscal years 2026, 2025, and 2024.
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
There were no events or changes in circumstances during fiscal year 2026, 2025, or 2024 which indicated potential impairment of our long-lived assets.
Revenue Recognition
We derive revenue from the sale of: (1) software licenses for on-premises use of our proprietary software and related maintenance and support; (2) the right to access certain software products we host (i.e., SaaS); and (3) professional services. For many of our products that are available both on-premises and via SaaS, we sell a single offering that allows customers the choice of either on-premises or SaaS deployment throughout the term of the contract. These offerings are comprised of three types of performance obligations: term license, maintenance and support, and SaaS.
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
Licenses
Our term licenses (typically sold as a portion of flexible deployment offerings), provide customers the right to use software for a specified period of time. Revenue for licenses is recognized at the point in time at which the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses revenue, we generally invoice when the license(s) are provided or annually at contract anniversary, which results in a contract asset at contract inception.

UiPath, Inc.
Notes to Consolidated Financial Statements
Subscription Services
We generate subscription services revenue through the provision of: (1) maintenance and support, which include technical support and unspecified updates and upgrades on a when-and-if-available basis for our licenses, and (2) SaaS products (typically sold as a portion of flexible deployment offerings).
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
Professional Services and Other
Professional services and other revenue consists of fees associated with professional services, including deployment of agentic automation, customer education, and training services. Our professional services contracts are structured on a time and materials or fixed price basis, and the related revenue is recognized as the services are rendered. We use a cost-based input method as the measure of progress toward satisfying the performance obligation. For professional services, we invoice as the services are provided, which results in either a contract asset or liability, depending on the timing of the services, or in advance, which results in a contract liability at contract inception.
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
We have from time to time offered certain rebate incentives to our partners, which are treated as consideration payable to a customer and therefore accounted for as a reduction to the transaction price of the related revenue arrangements.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
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
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded for fiscal year 2026, 2025, or 2024.
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
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Such costs were $49.8 million, $45.9 million, and $44.3 million for fiscal years 2026, 2025, and 2024, respectively.
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

UiPath, Inc.
Notes to Consolidated Financial Statements
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
Net Income (Loss) Per Share
In a period of net income, diluted net income per share is calculated by giving effect to all potentially dilutive securities outstanding for the period (including, but not limited to, unvested RSUs and unexercised stock options under our equity incentive plans, unvested PSUs, and outstanding purchase periods under our ESPP) using the treasury stock method.
In a period of net loss, basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because potentially dilutive common stock equivalents are anti-dilutive when in a net loss position.
All potentially dilutive common stock equivalents were anti-dilutive in fiscal years 2025 and 2024, as we were in a net loss position for these periods.
The rights of the holders of our Class A and Class B common stock, including liquidation and dividend rights, are identical except with regard to voting and conversion rights. Accordingly, we present net income (loss) per share for Class A and Class B common stock together.
Segment Information
Our chief operating decision maker, or CODM, is our CEO. (From the second quarter of fiscal year 2023 through the second quarter of fiscal year 2025, our Co-CEOs acted together as CODM.) The CODM reviews financial information at the consolidated level and manages business activities as one operating and reportable segment. Because the assets of our single reportable segment are presented as total assets on our consolidated balance sheets, no other measure of segment assets is regularly provided to the CODM. Net income (loss), as reported on our consolidated statements of operations, is one of the measures of segment profit or loss used by our CODM to evaluate performance relative to plan, make resource allocation decisions, and monitor profitability trends.

UiPath, Inc.
Notes to Consolidated Financial Statements
Significant Segment Expenses
Revenue (the sources of which are described under the heading "Revenue Recognition," above) is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net income (loss) for the periods presented as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Revenue	$1,610,572	$1,429,664	$1,308,072
Significant segment expenses:
Adjusted cost of licenses(1)	4,343	5,818	7,098
Adjusted cost of subscription services(1)(2)(3)(4)	139,545	142,654	94,265
Adjusted cost of professional services and other(2)(3)(4)	98,415	59,068	62,248
Adjusted sales and marketing(1)(2)(3)(4)	587,375	583,898	560,009
Adjusted research and development(2)(3)4)	250,012	242,679	210,722
Adjusted general and administrative(1)(2)(3)(4)(5)(6)	161,131	154,965	141,166
Other segment items(7)	308,955	361,393	356,909
Amortization of acquired intangible assets	8,191	6,711	8,600
Interest income	(48,023)	(49,422)	(57,130)
(Benefit from) provision for income taxes	(181,702)	(4,406)	14,068
Net income (loss)	$282,330	$(73,694)	$(89,883)
(1) Excludes amortization of acquired intangible assets
(2) Excludes stock-based-compensation
(3) Excludes employer payroll tax on employee equity transactions
(4) Excludes restructuring costs
(5) Excludes charitable donation of Class A common stock
(6) Excludes change in fair value of contingent consideration
(7) Other segment items include stock-based compensation expense; employer payroll tax expense related to employee equity transactions; restructuring costs; Charitable donation of Class A common stock; change in fair value of contingent consideration; and other (expense) income, net.

Entity-Wide Disclosures
The following table presents our long-lived assets other than financial instruments, net of accumulated depreciation and amortization, by geographic region (in thousands):

	As of January 31,
	2026	2025
U.S.	$407,804	$183,244
U.K.	126,317	75,574
Romania	85,130	86,933
Netherlands	26,822	24,071
Rest of world	30,310	26,449
Total long-lived assets	$676,383	$396,271
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. We adopted ASU No. 2023-09 as of January 31, 2026 on a prospective basis and have included the relevant disclosures in Note 13, Income Taxes.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU No. 2024-03 requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations, and may be applied prospectively or retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December

UiPath, Inc.
Notes to Consolidated Financial Statements
15, 2026 and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, and is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

03
Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by geographical region (dollars in thousands):

	Year Ended January 31,
	2026		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas(1)	$798,566	50%	$695,053	49%	$631,923	48%
Europe, Middle East, and Africa	527,752	33%	457,703	32%	415,915	32%
Asia-Pacific	284,254	17%	276,908	19%	260,234	20%
Total revenue	$1,610,572	100%	$1,429,664	100%	$1,308,072	100%
(1)Revenue from the U.S. represented 46%, 44%, and 43% of our total revenues for fiscal years 2026, 2025, and 2024, respectively.
Contract Balances
Significant changes in our contract assets and deferred revenue balances during the periods presented were as follows (in thousands):

	Year Ended January 31,
Contract Assets	2026	2025
Beginning balance	$92,182	$90,411
Contract assets recognized during the year	89,981	88,862
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the year	(88,735)	(84,197)
Translation adjustments	958	(2,894)
Ending balance	$94,386	$92,182
Contract assets, current	92,440	88,735
Contract assets, non-current	1,946	3,447
Total contract assets	$94,386	$92,182

UiPath, Inc.
Notes to Consolidated Financial Statements

	Year Ended January 31,
Deferred Revenue	2026	2025
Beginning balance	$705,307	$647,832
Additions to deferred revenue during the year	1,518,136	1,410,482
Additions to deferred revenue from business acquisitions	3,332	—
Revenue recognized that was included in deferred revenue at the beginning of the period	(569,464)	(486,805)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(954,541)	(855,330)
Translation adjustments	4,535	(10,872)
Ending balance	$707,305	$705,307
Deferred revenue, current	603,737	569,464
Deferred revenue, non-current	103,568	135,843
Total deferred revenue	$707,305	$705,307
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,474.8 million, which consists of $707.3 million of billed consideration and $767.5 million of unbilled consideration. We expect to recognize 62% of our remaining performance obligations as revenue over the next twelve months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. The following table represents a rollforward of our deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2026	2025
Beginning balance	$221,802	$228,995
Additions to deferred contract acquisition costs	116,202	89,124
Amortization of deferred contract acquisition costs	(109,362)	(92,089)
Translation adjustments	9,805	(4,228)
Ending balance	$238,447	$221,802
Deferred contract acquisition costs, current	84,739	82,461
Deferred contract acquisition costs, non-current	153,708	139,341
Total deferred contract acquisition costs	$238,447	$221,802

UiPath, Inc.
Notes to Consolidated Financial Statements

04
Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S government securities(1)	$619,831	$324	$—	$620,155
Corporate bonds	160,872	5	—	160,877
Commercial paper	34,373	17	—	34,390
Yankee bonds	2,899	—	(2)	2,897
Total marketable securities	$817,975	$346	$(2)	$818,319
(1) Additional treasury bills with both amortized cost and estimated fair value of $22.0 million are included in cash and cash equivalents due to their original maturities of three months or less.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S government securities	$703,740	$—	$(421)	$703,319
Corporate bonds	93,989	36	—	94,025
Commercial paper	42,371	20	—	42,391
Yankee bonds	4,707	—	(7)	4,700
Total marketable securities	$844,807	$56	$(428)	$844,435
As of January 31, 2026 and 2025, $217.0 million and $94.1 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of January 31, 2026 and 2025, $10.1 million and $2.4 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of January 31, 2026 or 2025.
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

UiPath, Inc.
Notes to Consolidated Financial Statements

05
Fair Value Measurement
The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$279,658	$—	$—	$279,658
Treasury bills	21,982	—	—	21,982
Total cash equivalents	301,640	—	—	301,640
Treasury bills & U.S. government securities	620,155	—	—	620,155
Corporate bonds	—	160,877	—	160,877
Commercial paper	—	34,390	—	34,390
Yankee bonds	—	2,897	—	2,897
Total marketable securities	620,155	198,164	—	818,319
Other investments carried at fair value	—	—	14,202	14,202
Total	$921,795	$198,164	$14,202	$1,134,161
Financial Liabilities:
Contingent consideration	$—	$—	$1,532	$1,532
Total	$—	$—	$1,532	$1,532

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$311,942	$—	$—	$311,942
Total cash equivalents	311,942	—	—	311,942
Treasury bills and U.S. government securities	703,319	—	—	703,319
Corporate bonds	—	94,025	—	94,025
Commercial paper	—	42,391	—	42,391
Yankee bonds	—	4,700	—	4,700
Total marketable securities	703,319	141,116	—	844,435
Other investments carried at fair value	—	—	11,879	11,879
Total	$1,015,261	$141,116	$11,879	$1,168,256
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

UiPath, Inc.
Notes to Consolidated Financial Statements

06
Business Acquisitions
Peak AI Limited
On March 7, 2025, we acquired all outstanding equity of Peak, a U.K.-based software company that provides pricing and inventory intelligence technology. With this acquisition, we gained an experienced team, established customer relationships in retail and manufacturing sectors, and technology that is optimized for industry-specific use cases.
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
The Peak acquisition was accounted for as a business combination. The following table summarizes the allocation of purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Intangible assets	$16,181
Other net liabilities	(5,421)
Goodwill	29,330
Total	$40,090
The following table sets forth the identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$9,228	3.0
Developed technology	6,447	5.0
Trade names and trademarks	506	3.0
Total	$16,181
The acquisition of Peak generated goodwill of $29.3 million representing expected synergies and acquired skilled workforce. None of this goodwill is deductible for tax purposes.

07
Intangible Assets and Goodwill
Intangible Assets, Net
Intangible assets, net consisted of the following as of January 31, 2026 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$37,716	$(28,021)	$9,695	3.1
Customer relationships	20,910	(11,546)	9,364	2.3
Trade names and trademarks	826	(430)	396	2.2
Other intangibles	1,231	(697)	534	5.7
Total	$60,683	$(40,694)	$19,989

UiPath, Inc.
Notes to Consolidated Financial Statements
Intangible assets, net consisted of the following as of January 31, 2025 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (Years)
Developed technology	$28,130	$(21,416)	$6,714	2.2
Customer relationships	8,183	(7,648)	535	0.5
Trade names and trademarks	271	(271)	—	0.0
Other intangibles	1,231	(575)	656	6.4
Total	$37,815	$(29,910)	$7,905
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the consolidated statements of operations. Amortization of acquired intangible assets was $8.2 million, $6.7 million, and $8.6 million for fiscal years 2026, 2025, and 2024, respectively.
Expected future amortization expense related to intangible assets was as follows as of January 31, 2026 (in thousands):

Year Ended January 31,	Amount
2027	$8,308
2028	7,128
2029	2,668
2030	1,458
2031	271
Thereafter	156
Total	$19,989
Goodwill
Changes in the carrying amount of goodwill were as follows during the periods presented (in thousands):

Carrying Amount
Balance as of January 31, 2024	$89,026
Effect of foreign currency translation	(1,722)
Balance as of January 31, 2025	87,304
Acquisition of Peak	29,330
Effect of foreign currency translation	8,676
Balance as of January 31, 2026	$125,310

08
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

UiPath, Inc.
Notes to Consolidated Financial Statements
Lease costs are presented below (in thousands):

	Year Ended January 31,
	2026	2025	2024
Operating lease cost	$16,976	$15,899	$13,047
Short-term lease cost	2,709	3,722	4,965
Variable lease cost	3,479	2,065	2,142
Sublease income(1)	—	—	(1,615)
Total lease cost	$23,164	$21,686	$18,539
(1) Included in other income, net in the consolidated statements of operations
Supplemental balance sheet information related to leases is as follows (in thousands):

	As of January 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$64,472	$66,500
Liabilities:
Operating lease liabilities, current (included in accrued expenses and other current liabilities)	$10,306	$3,587
Operating lease liabilities, non-current	70,940	74,230
Total operating lease liabilities	$81,246	$77,817
Supplemental cash flow information related to operating leases is as follows for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$16,745	$16,758	$12,907
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$5,712	$21,242	$12,986
The following table represents the weighted-average remaining lease term and discount rate for the periods presented:

	As of January 31,
	2026	2025
Weighted-average remaining lease term (years)	9.1	10.1
Weighted-average discount rate	7.2%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of January 31, 2026 were as follows (in thousands):

Year Ended January 31,	Amount
2027	$15,940
2028	15,194
2029	11,372
2030	10,069
2031	9,541
Thereafter	48,280
Total operating lease payments	110,396
Less: imputed interest	(29,150)
Total operating lease liabilities	$81,246

UiPath, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2026, we had non-cancellable commitments in the amount of $12.2 million related to operating leases of real estate facilities that have not yet commenced.

09
Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2026	2025
Prepaid expenses and service credits	$55,332	$65,334
Other current assets	50,245	20,942
Prepaid expenses and other current assets	$105,577	$86,276
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2026	2025
Computers and equipment	$25,131	$23,677
Leasehold improvements	52,578	31,402
Furniture and fixtures	9,266	7,124
Construction in progress	4,103	9,562
Other	823	635
Property and equipment, gross	91,901	72,400
Less: accumulated depreciation	(45,887)	(39,660)
Property and equipment, net	$46,014	$32,740
Depreciation expense was $5.8 million, $8.1 million, and $11.1 million for fiscal years 2026, 2025, and 2024, respectively.
Other Assets, Non-Current
As of January 31, 2026 and January 31, 2025, other assets, non-current included $27.7 million and $24.4 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of January 31, 2026 and January 31, 2025, other assets, non-current also included $14.2 million and $11.9 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Accrued expenses	$35,657	$16,005
Accrued legal, accounting, and tax(1)	6,430	3,805
Withholding tax from employee equity transactions	4,763	4,699
Employee stock purchase plan withholdings	3,214	3,335
Payroll taxes and other benefits payable	9,288	8,258
Income tax payable	14,784	1,632
Value-added taxes payable	15,113	3,640
Operating lease liabilities, current	10,306	3,587
Deferred consideration for business acquisition	8,000	—
Contingent consideration for business acquisition	1,532	—
Accrued partner incentives	12,345	13,314
Cloud infrastructure liabilities	13,183	6,685
Other	35,881	18,963
Accrued expenses and other current liabilities	$170,496	$83,923
(1) Prior period amounts have been expanded to conform to current period presentation

10
Commitments and Contingencies
Letters of Credit
We had a total of $3.0 million and $2.6 million in letters of credit outstanding predominantly in favor of certain landlords for office space as of January 31, 2026 and 2025, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2030.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of January 31, 2026 and 2025, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Workforce Restructurings
Our board of directors approved restructuring actions to manage our operating expenses by reducing our global workforce by approximately 5% on June 24, 2022, and approved an additional reduction of 6% on November

UiPath, Inc.
Notes to Consolidated Financial Statements
10, 2022. This Fiscal Year 2023 Workforce Restructuring aimed to simplify our go-to-market approach and improve sales productivity and was completed during the second quarter of fiscal year 2024.
On July 8, 2024, our board of directors approved the Fiscal Year 2025 Workforce Restructuring to reshape the organization by streamlining our structure, particularly in operational and corporate functions, to better prioritize our go-to-market investments and focus our research and development investments on AI and driving innovation across our platform. The Fiscal Year 2025 Workforce Restructuring was completed during the second quarter of fiscal year 2026.
The following table presents total restructuring charges, consisting primarily of employee termination benefits, incurred for the periods presented by financial statement line item (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of subscription services revenue	$585	$2,745	$114
Cost of professional services and other revenue	18	105	—
Sales and marketing	2,524	15,452	1,376
Research and development	(52)	3,058	387
General and administrative	1,332	3,366	749
Total	$4,407	$24,726	$2,626
The following table presents changes in accrued restructuring costs, which are recorded in accrued compensation and employee benefits in the consolidated balance sheets, by restructuring plan (in thousands):

	Fiscal Year 2025 Workforce Restructuring	Fiscal Year 2023 Workforce Restructuring
Accrued restructuring costs as of January 31, 2024	$—	$335
Restructuring costs incurred during fiscal year 2025	24,726	—
Amount paid during fiscal year 2025	(14,948)	(335)
Accrued restructuring costs as of January 31, 2025	$9,778	$—
Restructuring costs incurred during fiscal year 2026	4,407	—
Amount paid during fiscal year 2026	(14,101)	—
Accrued restructuring costs as of January 31, 2026	$84	$—
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans during fiscal years 2026, 2025, and 2024 were $15.8 million, $17.1 million, and $16.0 million, respectively.
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
UiPath and certain of its officers are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines ("Mr. Dines"), and then CFO Ashim Gupta ("Mr. Gupta"), captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The complaint in this action was amended multiple times and the substance of the allegations is that, in 2021 and 2022, defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results, in violation of Section 11 and 15 of the Securities Act and Section 10(b), Rule 10b-5, and Section 20(a) of

UiPath, Inc.
Notes to Consolidated Financial Statements
the Exchange Act. The lawsuit is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022, and seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the 2023 Securities Action, and on November 4, 2024, the Court dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On June 9, 2025, the plaintiff filed a third amended complaint to include two additional statements made by the defendants during the same 2021 and 2022 period, which plaintiff alleges were materially misleading. On June 26, 2025, the defendants moved to dismiss the third amended complaint in its entirety, and on October 2, 2025, the Court granted the defendants' motion to dismiss. On February 9, 2026, the plaintiff filed an appeal with the United States Court of Appeals for the Second Circuit with respect to the dismissal.
Starting on November 30, 2023, five purported shareholder derivative lawsuits were filed in various courts against UiPath, as a nominal defendant, Mr. Dines, Mr. Gupta, and several of UiPath’s current and former directors, alleging that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the 2023 Securities Action and by causing UiPath to repurchase shares at allegedly inflated prices. As of February 5, 2025, all of these derivative lawsuits were voluntarily dismissed without prejudice. On July 18, 2025, a new shareholder derivative lawsuit was filed in the District of Delaware against the same defendants alleging substantially similar claims. This case is captioned Rudolph v. Dines et al. ("Rudolph"). On November 19, 2025, the defendants moved to dismiss the Rudolph case in its entirety. In response, on or about January 20, 2026, plaintiff filed an amended complaint, and on February 19, 2026, defendants again moved to dismiss the amended complaint in its entirety.
On June 20, 2024, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against UiPath and select executives asserting claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock, and purchasers of UiPath call options and sellers of put options, between December 1, 2023 and May 29, 2024 (the "2024 Securities Action"). Plaintiffs alleged that the defendants made material misstatements and omissions, including regarding UiPath's AI-powered Business Automation Platform and UiPath's strategy for, the success of, and customer demand for the platform, and sought unspecified monetary damages, costs and attorneys' fees, and other unspecified relief. On January 21, 2025, the defendants moved to dismiss the amended complaint and on July 23, 2025, the Court granted the motion and dismissed the amended complaint in its entirety. On September 12, 2025, the plaintiffs filed a second amended complaint alleging that former CEO Robert Enslin and Mr. Gupta made material misstatements and omissions during the earnings calls and in company disclosures during a class period of December 1, 2023 to May 29, 2024, in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 27, 2025, defendants moved to dismiss the second amended complaint in its entirety.
The two purported shareholder derivative lawsuits related to the 2024 Securities Action, filed in the United States District Court for the Southern District of New York on July 8, 2024 and April 27, 2025, respectively, are stayed pending further resolution of the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of January 31, 2026, as we believe a loss in these matters is neither probable nor estimable at this time.
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
Notably, our Romanian subsidiary was subjected to audits by the ANAF for VAT and corporate income tax for the periods from January 2020 through January 2022 and January 2018 through January 2022, respectively, which

UiPath, Inc.
Notes to Consolidated Financial Statements
were completed during the first quarter of fiscal year 2025. With regard to the VAT audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through litigation. The amount of the payment is included in other assets, non-current on our consolidated balance sheets as of January 31, 2026, and we have not recorded any estimated liability related to this litigation as of January 31, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romanian subsidiary was selected for VAT audit for the period from February 2022 through April 2024. The audit for the period from March 2024 through April 2024 has been finalized with $0.2 million refunded to us. The audit for the period from February 2022 through February 2024 is currently suspended until the appeal of the aforementioned prior period assessment is resolved in court. While the audit is ongoing and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of January 31, 2026, as we believe it is not probable that a material loss has been incurred.
Our Indian subsidiary is currently subject to GST inspection for the period from April 2021 through March 2024. A preliminary inquiry for certain transactions with a GST amount of $48.7 million has been raised. We have responded to all requests from the tax authority. The inspection for the period from April 2018 through March 2021 has been dropped as the statute of limitation has lapsed. We have not recorded any estimated tax liability related to this audit as of January 31, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, our Indian subsidiary has an open advance pricing agreement request with the Indian taxing authorities. Although no formal assessment has been issued as of January 31, 2026, based on several discussions with the tax authorities, we recognized a reserve during fiscal year 2026 to reflect the exposure arising from the difference between the mark-ups currently applied and those expected to be proposed by the tax authorities. The resulting tax and interest impact of $5.2 million is included in the computation of benefit from income taxes for the period.
Further, we are currently subject to various other audits, including sales and use tax audit of our U.S. entity in New York State for the periods from March 2019 through February 2022 and December 2022 through May 2025 and VAT audits in various foreign jurisdictions. We have not recorded any estimated tax liabilities related to these audits as of January 31, 2026, as we believe it is not probable that a material loss has been incurred.
For additional information regarding corporate income tax audits, refer to Note 13. Income Taxes.
Non-Cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties, mainly for hosting services, software products and services, and purchase of credits toward products and services from strategic alliance partners. As of January 31, 2026, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Year Ended January 31,	Amount
2027	$163,400
2028	115,188
2029	68,270
2030	3
2031	—
Thereafter	—
Total	$346,861

UiPath, Inc.
Notes to Consolidated Financial Statements

11
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
Stock Repurchases
On September 1, 2023, our board of directors authorized a stock repurchase program, which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital.
We repurchased 30.9 million shares of our Class A common stock at an average price of $10.92 per share during fiscal year 2026 (inclusive of brokerage commission), and 31.8 million shares of our Class A common stock at an average price of $12.30 per share during fiscal year 2025 (inclusive of brokerage commission). For fiscal year 2026 and 2025, we accrued $1.4 million and $1.4 million, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our consolidated balance sheets.
Subsequent to January 31, 2026, between February 1, 2026 and February 11, 2026, we repurchased an additional 14.1 million shares of our Class A common stock at an average price of $12.11 per share, fulfilling the current stock repurchase authorization. In March 2026, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and ESG initiatives. We contributed 0.3 million shares of our Class A common stock during each of fiscal years 2026, 2025, and 2024 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $4.2 million, $6.6 million, and $4.2 million were recorded within general and administrative expense in the consolidated statements of operations for fiscal years 2026, 2025, and 2024, respectively.

UiPath, Inc.
Notes to Consolidated Financial Statements
Conversion of Class B Common Stock to Class A Common Stock
During fiscal year 2026, 17.8 million shares of Class B common stock beneficially owned by CEO Daniel Dines were converted into Class A common stock in connection with a previously disclosed Rule 10b5-1 trading plan. All remaining outstanding shares of Class B common stock continue to be beneficially owned by Mr. Dines.
Preferred Stock
Our amended and restated certificate of incorporation authorizes a total of 20.0 million shares of preferred stock.
Dividends
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the priority rights of holders of preferred stock. No dividends have been declared by the board of directors from inception through January 31, 2026.
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows during the periods presented (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 31, 2024	$8,925	$(100)	$8,825
Other comprehensive loss	(14,012)	(272)	(14,284)
Tax benefit	569	—	569
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income	41,672	717	42,389
Tax expense	(898)	—	(898)
Balance as of January 31, 2026	$36,256	$345	$36,601

12
Equity Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with the IPO, we adopted the 2021 Plan, which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards. As of January 31, 2026, we have reserved 229.8 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
Although certain stock options remain outstanding under our prior stock plans, the UiPath, Inc. 2018 Stock Plan and the UiPath, Inc. 2015 Stock Plan, no shares are available for issuance of new awards under these plans.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted the ESPP. As of January 31, 2026, the ESPP authorizes the issuance of 32.7 million shares of our Class A common stock under purchase rights granted to

UiPath, Inc.
Notes to Consolidated Financial Statements
our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of 10 years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.
Outstanding Equity Awards
Stock Options
Stock options granted under the 2021 Plan generally vest over three to four years and are generally forfeited in case of termination of employment or service before the satisfaction of service-based vesting conditions. Vested stock options generally expire three months after termination of employment and ten years from the date of grant. Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by us at the original exercise price in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. Stock option activity during fiscal year 2026 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2025	7,935	$0.60	7.5	$108,138
Granted	3,004	$0.10
Exercised	(3,697)	$0.30
Forfeited	(452)	$0.10
Expired	—	$—
Balance as of January 31, 2026	6,790	$0.57	7.5	$81,589

Vested and exercisable as of January 31, 2026	2,378	$1.45	5.4	$26,488
The weighted-average grant date fair value of stock options granted during fiscal years 2026, 2025, and 2024 was $10.90, $18.00 and $16.84 per share, respectively. The intrinsic value of stock options exercised during fiscal years 2026, 2025, and 2024 was $48.3 million, $58.5 million, and $93.2 million, respectively.
As of January 31, 2026, unrecognized compensation expense associated with unvested stock options granted and outstanding was $49.5 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
Fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2026	2025	2024
Expected term (years)	5.8	5.7	5.9
Expected volatility	63.7%	64.2%	65.2%
Risk-free interest rate	4.0%	4.2%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest over three to four years and are generally forfeited in case of termination of employment or service before the satisfaction of service-based vesting conditions.

UiPath, Inc.
Notes to Consolidated Financial Statements
RSU activity during fiscal year 2026 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	22,449	$17.81
Granted	16,822	$11.36
Vested	(13,575)	$16.96
Forfeited	(5,798)	$15.67
Unvested as of January 31, 2026	19,898	$13.56
The intrinsic value of RSUs released during fiscal years 2026, 2025, and 2024 was $178.8 million, $234.6 million, and $329.6 million, respectively.
As of January 31, 2026, unrecognized compensation expense associated with unvested RSUs was approximately $244.6 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years.
Performance Stock Units
During fiscal year 2026, we granted 0.7 million PSUs at a weighted-average grant date fair value of $11.23. These PSUs are subject to performance conditions related to the achievement of certain Company targets for fiscal year 2026, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded (with some PSUs having a maximum payout of 150% and others having a maximum payout of 125%). To the extent that they are earned, these PSUs will vest over three years from the grant date.
No PSUs were granted during fiscal year 2025.
During fiscal year 2024, we granted 0.1 million PSUs at a weighted-average grant date fair value of $18.08 per share. These PSUs were subject to performance conditions related to the achievement of certain individual and company targets for fiscal year 2024, which were not met. As a result, the PSUs were cancelled and no expense was recognized.
As of January 31, 2026, total unrecognized compensation expense related to unvested PSUs expected to vest was approximately $5.6 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Employee Stock Purchase Plan Awards
The fair value of ESPP awards was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2026	2025	2024
Expected term (years)	0.5	0.5	0.5
Expected volatility	50.0%	63.0%	67.4%
Risk-free interest rate	4.2%	5.2%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%
During fiscal year 2026, 1.4 million shares were purchased under the ESPP at a weighted average purchase price of $11.15 per share.
As of January 31, 2026, total unrecognized compensation expense related to the ESPP was approximately $2.7 million, which is expected to be recognized over a weighted-average remaining period of 0.4 years.

UiPath, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of subscription services revenue	$13,676	$19,401	$14,750
Cost of professional services and other revenue	9,484	11,386	10,958
Sales and marketing	87,746	134,646	144,863
Research and development	132,890	132,757	117,965
General and administrative	46,880	59,961	83,419
Total	$290,676	$358,151	$371,955

13
Income Taxes
The U.S. and foreign components of income (loss) before income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
U.S.	$129,333	$(136,507)	$(168,587)
Foreign	(28,705)	58,407	92,772
Income (loss) before income taxes	$100,628	$(78,100)	$(75,815)
The components of the provision for income taxes are as follows for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current expense (benefit)
Federal	$70	$—	$(106)
State	344	586	(166)
Foreign	20,566	14,802	13,786
Total current expense	$20,980	$15,388	$13,514
Deferred (benefit) expense
Federal	(181,824)	593	—
State	(23,534)	—	—
Foreign	2,676	(20,387)	554
Total deferred (benefit) expense	$(202,682)	$(19,794)	$554
Total (benefit from) provision for income taxes	$(181,702)	$(4,406)	$14,068

UiPath, Inc.
Notes to Consolidated Financial Statements
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for fiscal year 2026 (dollars in thousands):

	Year Ended January 31,
	2026
	Amount	Rate
U.S. Federal statutory income tax rate	$21,132	21.0%
U.S. state and local income taxes, net of federal income tax effect(1)	(18,320)	(18.2)%
Effect of cross-border tax laws:
Global intangible low-taxed income	20,106	20.0%
Subpart F income	847	0.8%
Tax credits:
Federal research credit	(1,400)	(1.4)%
Change in valuation allowance	(248,126)	(246.6)%
Nontaxable or non-deductible items:
Non-deductible executive compensation	2,658	2.6%
Stock-based compensation	11,757	11.7%
Other	768	0.8%
Other adjustments	40	—%
Foreign tax effects:
Romania:
Statutory income tax rate differential	5,573	5.5%
Nontaxable or non-deductible items:
Transfer pricing adjustment	4,671	4.6%
Other	1,262	1.3%
Excess R&D deductions	(4,978)	(4.9)%
Change in valuation allowance	10,668	10.6%
Other adjustments	49	—%
India	1,159	1.2%
Japan	753	0.7%
Netherlands	1,380	1.4%
U.K.	2,187	2.2%
Other foreign jurisdictions	776	0.8%
Changes in unrecognized tax benefits	5,336	5.3%
(Benefit from) provision for income taxes	$(181,702)	(180.6)%
(1) New York State and New York City taxes constitute the majority of the tax effect in this category.
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for fiscal years 2025 and 2024:

	Year Ended January 31,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
Foreign taxes	(11.6)	(2.0)
Non-deductible expenses	(9.5)	(17.9)
Stock-based compensation	(25.0)	(4.6)
Valuation allowance	62.2	(5.7)
Research and development credits	14.7	18.9
Cross border tax law	(44.6)	(27.4)
Other, net	(1.6)	(0.9)
Effective income tax rate	5.6%	(18.6)%

UiPath, Inc.
Notes to Consolidated Financial Statements
Significant components of DTAs and DTLs are as follows as of the periods presented (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$325,465	$317,489
Accruals and reserves	10,640	12,643
Stock-based compensation	4,945	6,512
Deferred revenue	14,452	29,376
Research and development	50,417	90,110
Depreciation and amortization	—	1,459
Lease liabilities	14,586	8,255
Other	11,405	6,428
Total deferred tax assets, gross	431,910	472,272
Less: valuation allowance	(150,535)	(406,251)
Total deferred tax assets, net of valuation allowance	281,375	66,021
Deferred tax liabilities:
Intangible assets	(4,479)	(1,431)
Right-of-use assets	(10,886)	(5,728)
Commissions	(34,677)	(30,871)
Depreciation and amortization	(2,902)	—
Other(1)	(4,729)	(3,825)
Total deferred tax liabilities	(57,673)	(41,855)
Net deferred tax assets	$223,702	$24,166

Net deferred tax assets	$233,401	$27,963
Net deferred tax liabilities (included in other liabilities, non-current)	(9,699)	(3,797)
Net deferred tax assets	$223,702	$24,166
(1) Prior period amounts have been aggregated to conform to current period presentation

The table below details our DTA valuation allowances and the changes therein for the periods presented (in thousands):

	Beginning Balance	Additions During the Period	Reductions During the Period	Ending Balance
Year ended January 31, 2026	$406,251	$7,699	$(263,415)	$150,535

Year ended January 31, 2025	$470,040	$17,314	$(81,103)	$406,251
For fiscal year 2026, we recorded a net decrease in valuation allowance of $255.7 million, which consists of a valuation allowance release of $204.9 million related to our U.S. entity based on our reassessment of the amount of the U.S. DTAs that are more likely than not to be realized, a net decrease of $58.5 million related to a decrease in net DTAs associated with our U.S. and India entities, and a net increase of $7.7 million related to an increase in the net DTAs associated with our Romania and U.K. entities. For fiscal year 2025, we recorded a net decrease in valuation allowance of $63.8 million, driven by the release of the U.K. DTAs.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods the items are expected to be deductible or taxable. As of January 31, 2026, based on the available positive and negative evidence, including the amount of taxable income in the U.S. in recent

UiPath, Inc.
Notes to Consolidated Financial Statements
years and our expectations of future profits in the U.S., we now believe it is more likely than not that part of the U.S. DTA is realizable. Therefore, during fiscal year 2026, we released the $204.9 million valuation allowance associated with the U.S. DTA. We continue to maintain full valuation allowances against some U.S. state and Romania DTAs as of January 31, 2026, because we believe based on our current evaluations that it is more likely than not that these DTAs will not be realized. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances.
However, we may release our U.S. state or Romania valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such DTAs. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
As of January 31, 2026, we had U.S. federal NOLs of $662.4 million available to offset future taxable income, all of which can be carried forward indefinitely. As of January 31, 2025 we had U.S. federal NOLs of $645.8 million, all of which could be carried forward indefinitely.
As of January 31, 2026 and 2025, we had state NOLs of $941.2 million and $834.6 million, respectively, which begin expiring in 2027.
As of January 31, 2026 and 2025, we had Romania NOLs of $697.3 million and $658.2 million, respectively, which begin expiring in 2027. As of January 31, 2026 and 2025, we had Japan NOLs of none and $1.8 million, respectively, as all of the available NOLs have been used as of January 31, 2026. Additionally, as of January 31, 2026 and 2025, we had U.K. NOLs of $95.2 million and $101.7 million, respectively, which may be carried forward indefinitely.
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
As of January 31, 2026, we have recorded a deferred tax liability of $4.7 million associated with the undistributed earnings of our foreign subsidiaries that we no longer intend to indefinitely reinvest.
The table below details our cash paid for income taxes, net of refunds received, by jurisdiction for fiscal year 2026 (in thousands):

Year Ended January 31,
2026
U.S. federal	$—
U.S. state and local	120
Foreign:
France	786
India	762
Japan	1,975
Netherlands	(755)
Singapore	1,511
U.K.	2,723
Other	2,690
Total foreign	9,692
Total cash paid for income taxes, net of refunds	$9,812

UiPath, Inc.
Notes to Consolidated Financial Statements
The table below details our gross unrecognized tax benefits (excluding penalties and interest) and the changes therein for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025
Beginning unrecognized tax benefits	$60,175	$504
Additions based on current year tax positions	3,335	—
(Reductions) additions for tax positions related to prior years	(34,289)	59,671
Ending unrecognized tax benefits	$29,221	$60,175
As of January 31, 2026, we had a reserve for gross unrecognized tax benefits totaling $32.0 million (inclusive of penalties and interest) related to income taxes, of which $6.9 million would impact the effective tax rate if recognized. Of this amount, $4.2 million pertains to uncertain tax positions, and the remainder relates to interest and penalties, which are accounted for as a component of our income tax provision. The remainder of the unrecognized tax benefits, which primarily relate to the Romanian corporate income tax audit by ANAF and bilateral transfer pricing negotiations between the U.S. and Romania (described in further detail below), would not affect the effective tax rate because the unrecognized tax benefit is recorded as a reduction in our gross deferred assets, offset by a corresponding reduction in our valuation allowance. As of January 31, 2025, we had gross unrecognized tax benefits of $60.9 million (inclusive of penalties and interest) related to income taxes, of which $1.6 million would impact the effective tax rate if recognized. Of this amount, the total liability pertaining to uncertain tax positions was $0.9 million, excluding interest and penalties. Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision. During fiscal year 2026, the penalties and interest recorded related to uncertain tax positions was not material.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of the relevant risks, facts, and circumstances existing at that time. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. However, our future results may include adjustments to estimates in the period the audits are settled, which may impact our effective tax rate. Currently, our India subsidiary is appealing the corporate income tax assessment of $1.9 million for the audit period of April 2019 through March 2021. It also has an open corporate income tax audit for the period from January 2018 through March 2024. We expect that the advance pricing agreement with the Indian tax authorities will be finalized during fiscal year 2027 and as a result, all past tax disputes and litigation for the transfer pricing matters will be closed. During fiscal year 2025, the Romanian ANAF completed a corporate income tax audit for the period from January 2018 through January 2022. Certain deductions have been disallowed, resulting in a proposed reduction of NOLs of approximately $66.7 million. We are appealing $64.3 million of the disallowance through litigation, $25.4 million of which we believe more likely than not will not be sustained.
In addition, during fiscal year 2026, the bilateral transfer pricing agreement between the U.S. and Romania has been finalized and signed, as the U.S. and Romania tax authorities have reached a mutual agreement on the transfer pricing methodology for the Cost Contribution Agreement between our U.S entity and our Romania entity for taxable years ending January 31, 2023 through January 31, 2028. The bilateral transfer pricing negotiations for our transfer pricing model between Japan and Romania are still underway, with the expectation of being finalized during the first half of fiscal year 2027, in line with the tax position we have adopted.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various international jurisdictions. Tax years 2022 and forward generally remain open for examination for federal and state tax purposes. Tax years 2019 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, NOLs at January 31, 2026 and 2025 will remain subject to examination until the respective tax year is closed.
On December 20, 2021, the OECD published the Pillar Two Model Rules defining the global minimum tax, which calls for 15% global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Various countries, including EU countries, U.K., Japan, and Australia, have implemented the Pillar Two rules to varying degrees. We assessed and concluded that the Pillar

UiPath, Inc.
Notes to Consolidated Financial Statements
Two Model Rules do not have a significant impact on our consolidated financial statements for fiscal year 2026. We will continue to monitor developments and evaluate potential impact on future periods.

14
Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands except per share amounts):

	Year Ended January 31,
	2026	2025	2024
Numerator:(1)
Net income (loss)	$282,330	$(73,694)	$(89,883)
Denominator:(1)
Weighted-average shares used in computing net income (loss) per share, basic	538,125	559,933	563,855
Dilutive potential common shares from outstanding equity awards	6,735	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	544,860	559,933	563,855
Net income (loss) per share, basic	$0.52	$(0.13)	$(0.16)
Net income (loss) per share, diluted	$0.52	$(0.13)	$(0.16)
(1) Amounts presented under Class A and Class B columns in prior periods have been combined to conform with current year presentation.
Anti-dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Unvested RSUs	9,545	30,239	36,878
Outstanding stock options	1,918	10,171	13,247
Shares subject to repurchase from RSAs and early exercised stock options	—	12	52
Shares issuable under ESPP	105	783	705
Returnable shares issued in connection with business acquisition	—	204	349
Total	11,568	41,409	51,231

15
Related Party Transactions
We have at times made use of an aircraft which is owned by Daniel Dines, our CEO, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through this special purpose limited liability company, bears all associated operating, personnel, and maintenance costs. During fiscal year 2026, we incurred expenses of $2.6 million in connection with our business use of the aircraft. We did not incur any expenses related to the use of the aircraft in fiscal year 2025 or 2024.

UiPath, Inc.
Notes to Consolidated Financial Statements

16
Subsequent Events
On February 5, 2026, we acquired WorkFusion, Inc., a U.S.-based software company specializing in AI agents for financial crimes compliance. Consideration consists of initial cash payments totaling approximately $149 million, reduced for certain closing adjustments, plus additional cash payments contingent on future performance. This acquisition expands our portfolio of agentic AI-powered solutions for the financial services and banking industries.

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
Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, under the supervision and with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2026.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishment and maintenance of adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our CEO and CFO, and under the oversight of our board of directors, our management performed an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended January 31, 2026, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended January 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On January 14, 2026, Ashim Gupta, our CFO and COO, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 393,086 shares of our Class A common stock, including up to 239,720 RSUs and PSUs previously granted to Mr. Gupta that may vest and be released to Mr. Gupta on or prior to July 1, 2026, through July 15, 2026, subject to limit prices. The actual number of shares underlying the 239,720 RSUs and PSUs that may be released to Mr. Gupta and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2026.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2026.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2026.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 31, 2026.

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
(3) Exhibit Index
The exhibits listed below are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of UiPath, Inc.	8-K	001-40348	3.1	04/28/2021
3.2	Second Amended and Restated Bylaws of UiPath, Inc.	8-K	001-40348	3.2	03/10/2023
4.1	Form of Class A Common Stock Certificate	S-1/A	333-254738	4.1	04/19/2021
4.2	Description of Securities	10-K	001-40348	4.2	04/04/2022
10.1†	UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.2	03/26/2021
10.2†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2015 Stock Plan	S-1	333-254738	10.3	03/26/2021
10.3†	UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.4	03/26/2021
10.4†	Forms of Stock Option Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.5	03/26/2021
10.5†	Form of Restricted Stock Award Grant Notice under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.6	03/26/2021
10.6†	Forms of Restricted Stock Unit Grant Notices and Agreements under the UiPath, Inc. 2018 Stock Plan	S-1	333-254738	10.7	03/26/2021
10.7†	UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.8	04/12/2021
10.8†	Forms of Grant Notice and Stock Option Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.9	04/12/2021
10.9†	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	S-1/A	333-254738	10.10	04/12/2021
10.10†	Form of Performance Stock Unit Grant Notice and Award Agreement under the UiPath, Inc. 2021 Equity Incentive Plan	10-Q	001-40348	10.1	06/03/2025
10.11†	UiPath, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254738	10.11	04/12/2021
10.12†	Form of Indemnity Agreement entered into by and between UiPath, Inc. and each director and executive officer	S-1	333-254738	10.12	03/26/2021
10.13†	Offer Letter, by and between UiPath, Inc. and Daniel Dines, dated February 18, 2021	S-1	333-254738	10.13	03/26/2021
10.14†	Offer Letter, by and between UiPath, Inc. and Ashim Gupta, dated September 5, 2024	10-K	001-40348	10.14	03/24/2025
10.15†	Offer Letter, by and between UiPath, Inc. and Brad Brubaker, dated February 16, 2021	S-1	333-254738	10.15	03/26/2021
10.16†	Non-Employee Director Compensation Policy	10-K	001-40348	10.17	03/24/2025
10.17++	Lease Agreement dated as of September 24, 2021 between UiPath, Inc. and One Vanderbilt Owner LLC	10-Q	001-40348	10.1	12/10/2021
19	UiPath, Inc. Insider Trading Policy	10-K	001-40348	19	03/24/2025
21.1	List of Subsidiaries of UiPath, Inc.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	UiPath, Inc. Incentive Compensation Recoupment Policy	10-K	001-40348	97	03/27/2024
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

UIPATH, INC.

By:	/s/ Ashim Gupta
Name:	Ashim Gupta
Title:	Chief Financial Officer and Chief Operating Officer
Date:	March 24, 2026
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

Signature	Title	Date
/s/ Daniel Dines	Chief Executive Officer and Chairman	March 24, 2026
Daniel Dines*	(Principal Executive Officer)
/s/ Ashim Gupta	Chief Financial Officer and Chief Operating Officer	March 24, 2026
Ashim Gupta	(Principal Financial Officer)
/s/ Hitesh Ramani	Chief Accounting Officer and Deputy Chief Financial Officer	March 24, 2026
Hitesh Ramani	(Principal Accounting Officer)
/s/ Philippe Botteri	Director	March 24, 2026
Philippe Botteri*
/s/ Michael Gordon	Director	March 24, 2026
Michael Gordon*
/s/ Sivaramakichenane Somasegar	Director	March 24, 2026
Sivaramakichenane Somasegar*
/s/ Daniel D. Springer	Director	March 24, 2026
Daniel D. Springer*
/s/ Karenann Terrell	Director	March 24, 2026
Karenann Terrell*
/s/ Richard P. Wong	Director	March 24, 2026
Richard P. Wong*
/s/ June Yang	Director	March 24, 2026
June Yang*