Form 10-Q
period 2026-04-30
UiPath, Inc.
filed 2026-06-04
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 29, 2026, the registrant had 453,429,560 shares of Class A common stock and 64,690,706 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about UiPath, Inc. and its consolidated subsidiaries (“UiPath,” the “Company,” “we,” “us,” or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook”, “plan,” “possible,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, annualized renewal run-rate ("ARR"), expenses, and other operating results;
•our ability to effectively manage our growth and sustain profitability;
•our ability to acquire new customers and successfully retain existing customers;
•the ability of the UiPath Platform™ to satisfy and adapt to customer demands and our ability to increase its adoption;
•our ability to grow our platform and release new functionality in a timely manner, including integration of artificial intelligence ("AI") and machine learning ("ML") technologies and capabilities;
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
•our reliance on third-party providers of cloud-based infrastructure and large language models ("LLMs");
•our ability to compete effectively with existing competitors and new market entrants, including new, potentially disruptive technologies;
•the size and growth rates of the markets in which we compete; and
•the price volatility of our Class A common stock.
These forward-looking statements should not be unduly relied upon or regarded as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission ("SEC") on March 25, 2026 (the "2026 Form 10-K"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	April 30, 2026	January 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$632,195	$871,157
Restricted cash	1,475	438
Marketable securities	675,049	601,329
Accounts receivable, net of allowance for credit losses of $5,468 and $5,222, respectively	299,999	488,265
Contract assets	110,235	92,440
Deferred contract acquisition costs	86,624	84,739
Prepaid expenses and other current assets	112,785	105,577
Total current assets	1,918,362	2,243,945
Marketable securities, non-current	108,502	216,990
Contract assets, non-current	2,923	1,946
Deferred contract acquisition costs, non-current	155,232	153,708
Property and equipment, net	45,585	46,014
Operating lease right-of-use assets	66,420	64,472
Intangible assets, net	100,120	19,989
Goodwill	185,695	125,310
Deferred tax assets	249,522	233,401
Other assets, non-current	72,339	73,425
Total assets	$2,904,700	$3,179,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,699	$10,161
Accrued expenses and other current liabilities	178,692	170,496
Accrued compensation and employee benefits	61,203	121,029
Deferred revenue	572,072	603,737
Total current liabilities	831,666	905,423
Deferred revenue, non-current	86,173	103,568
Operating lease liabilities, non-current	71,991	70,940
Other liabilities, non-current	11,905	16,682
Total liabilities	1,001,735	1,096,613
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 544,689 and 540,898 shares issued; 455,762 and 472,346 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 64,691 shares issued and outstanding	1	1
Treasury stock, at cost, 88,927 and 68,552 shares, respectively	(1,069,595)	(833,905)
Additional paid-in capital	4,628,200	4,585,430
Accumulated other comprehensive income	27,374	36,601
Accumulated deficit	(1,683,020)	(1,705,545)
Total stockholders’ equity	1,902,965	2,082,587
Total liabilities and stockholders’ equity	$2,904,700	$3,179,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Licenses	$149,309	$128,286
Subscription services	252,903	217,303
Professional services and other	16,170	11,035
Total revenue	418,382	356,624
Cost of revenue:
Licenses	1,664	1,268
Subscription services	43,988	38,468
Professional services and other	31,276	24,121
Total cost of revenue	76,928	63,857
Gross profit	341,454	292,767
Operating expenses:
Sales and marketing	167,859	159,661
Research and development	92,902	94,839
General and administrative	52,706	54,679
Total operating expenses	313,467	309,179
Operating income (loss)	27,987	(16,412)
Interest income	10,401	12,648
Other income (expense), net	2,580	(15,964)
Income (loss) before income taxes	40,968	(19,728)
Provision for income taxes	18,443	2,827
Net income (loss)	$22,525	$(22,555)
Net income (loss) per share, basic	$0.04	$(0.04)
Net income (loss) per share, diluted	$0.04	$(0.04)
Weighted-average shares used in computing net income (loss) per share, basic	523,584	548,451
Weighted-average shares used in computing net income (loss) per share, diluted	527,818	548,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Income
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income (loss)	$22,525	$(22,555)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale marketable securities, net	(1,123)	556
Foreign currency translation adjustments, net	(8,104)	33,857
Other comprehensive (loss) income, net	(9,227)	34,413
Comprehensive income	$13,298	$11,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2026	540,898	$5	64,691	$1	(68,552)	$(833,905)	$4,585,430	$36,601	$(1,705,545)	$2,082,587
Issuance of common stock upon exercise of stock options	1,254	—	—	—	—	—	349	—	—	349
Issuance of common stock upon settlement of restricted stock units	3,508	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,252)	—	—	—	—	—	(13,904)	—	—	(13,904)
Charitable donation of Class A common stock	281	—	—	—	—	—	3,015	—	—	3,015
Repurchase of Class A common stock	—	—	—	—	(20,375)	(235,690)	—	—	—	(235,690)
Stock-based compensation	—	—	—	—	—	—	53,310	—	—	53,310
Other comprehensive loss, net	—	—	—	—	—	—	—	(9,227)	—	(9,227)
Net income	—	—	—	—	—	—	—	—	22,525	22,525
Balance as of April 30, 2026	544,689	$5	64,691	$1	(88,927)	$(1,069,595)	$4,628,200	$27,374	$(1,683,020)	$1,902,965

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	851	—	—	—	—	—	301	—	—	301
Issuance of common stock upon settlement of restricted stock units	3,127	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	5,000	—	(5,000)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,026)	—	—	—	—	—	(10,566)	—	—	(10,566)
Charitable donations of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A common stock	—	—	—	—	(21,875)	(229,445)	—	—	—	(229,445)
Stock-based compensation	—	—	—	—	—	—	76,364	—	—	76,364
Other comprehensive income, net	—	—	—	—	—	—	—	34,413	—	34,413
Net loss	—	—	—	—	—	—	—	—	(22,555)	(22,555)
Balance as of April 30, 2025	516,913	$5	77,453	$1	(59,496)	$(724,224)	$4,403,586	$29,523	$(2,010,430)	$1,698,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$22,525	$(22,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,509	3,253
Amortization of deferred contract acquisition costs	24,116	21,324
Net accretion on marketable securities	(701)	(3,630)
Stock-based compensation expense	53,310	76,361
Charitable donation of Class A common stock	3,015	4,187
Non-cash operating lease expense	4,317	3,377
Provision for deferred income taxes	11,391	640
Change in fair value of contingent consideration	2,446	—
Other non-cash (credits) charges, net	(829)	12,704
Changes in operating assets and liabilities:
Accounts receivable	194,865	197,443
Contract assets	(13,977)	(9,460)
Deferred contract acquisition costs	(26,645)	(13,954)
Prepaid expenses and other assets	(12,870)	(13,074)
Accounts payable	9,390	(15,025)
Accrued expenses and other liabilities	(24,991)	12,352
Accrued compensation and employee benefits	(61,062)	(72,534)
Operating lease liabilities, net	(4,458)	(2,146)
Deferred revenue	(55,423)	(60,261)
Net cash provided by operating activities	131,928	119,002
Cash flows from investing activities
Purchases of marketable securities	(154,971)	(153,353)
Maturities of marketable securities	189,592	111,083
Purchases of property and equipment	(2,684)	(12,832)
Payments related to business acquisitions, net of cash acquired	(149,403)	(24,821)
Other investing, net	4,625	—
Net cash used in investing activities	(112,841)	(79,923)
Cash flows from financing activities
Repurchases of Class A common stock	(243,796)	(227,525)
Proceeds from exercise of stock options	349	302
Payments of tax withholdings on settlement of equity awards	(12,770)	(12,195)
Proceeds from employee stock purchase plan contributions	4,026	4,214
Net cash used in financing activities	(252,191)	(235,204)
Effect of exchange rate changes	(4,821)	17,570
Net decrease in cash, cash equivalents, and restricted cash	(237,925)	(178,555)
Cash, cash equivalents, and restricted cash - beginning of period	871,595	879,634
Cash, cash equivalents, and restricted cash - end of period	$633,670	$701,079
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$4,974	$6,052
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	$60	$63
Contingent and deferred consideration recognized in connection with business acquisitions	$30,000	$9,835
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	$5,845	$3,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Description of Business
UiPath, Inc. (“UiPath,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 2015 and is headquartered in New York, New York. The UiPath Platform™ uniquely combines controlled agency, developer flexibility, and seamless integration to help organizations scale agentic automation safely and confidently. Committed to security, governance, and interoperability, UiPath supports enterprises as they transition into a future where automation delivers on the full potential of AI to transform industries. Our platform empowers customers to combine automation, AI agents, and people, delivering end-to-end process orchestration that drives innovation.
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2026 Form 10-K. There have been no significant changes to such policies during the three months ended April 30, 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended January 31, 2026, which are included in the 2026 Form 10-K.
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
The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2027 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2027, for example, refer to the fiscal year ending January 31, 2027.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease right-of-use (“ROU”) assets and operating lease liabilities, incremental borrowing rates for operating leases, stock-based compensation expense, amount of self-insurance liability, timing and amount of contingencies, costs related to restructuring actions, uncertain tax positions, and valuation allowances on deferred income tax assets. Actual results could differ from these estimates and assumptions.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended April 30, 2026 and 2025, we recognized foreign currency transaction gains (losses) of $1.7 million and $(13.1) million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits at times exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of April 30, 2026 and January 31, 2026, 88% and 93%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three months ended April 30, 2026 and 2025, no single customer accounted for 10% or more of our total revenue. As of April 30, 2026 and January 31, 2026, no single customer accounted for 10% or more of our accounts receivable.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Significant Segment Expenses
Revenue is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net income (loss) for the periods presented as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Revenue	$418,382	$356,624
Significant segment expenses:
Adjusted cost of licenses(1)	1,413	1,028
Adjusted cost of subscription services(1)(2)(3)(4)	39,354	33,385
Adjusted cost of professional services and other(2)(3)(4)	29,474	21,366
Adjusted sales and marketing(1)(2)(3)(4)	148,598	133,191
Adjusted research and development(2)(3)(4)	67,715	60,185
Adjusted general and administrative(1)(2)(3)(4)(5)(6)	39,337	37,853
Other segment items(7)	57,318	100,584
Amortization of acquired intangible assets	4,606	1,408
Interest income	(10,401)	(12,648)
Provision for income taxes	18,443	2,827
Net income (loss)	$22,525	$(22,555)
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended April 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$199,727	48%	$161,407	45%
Europe, Middle East, and Africa	137,154	33%	123,664	35%
Asia-Pacific (2)	81,501	19%	71,553	20%
Total revenue	$418,382	100%	$356,624	100%
(1)Revenue from the U.S. represented 43% and 42% of our total revenues for the three months ended April 30, 2026 and 2025, respectively.
(2)Revenue from Japan represented 11% and 10% of our total revenues for the three months ended April 30, 2026 and 2025, respectively.
Deferred Revenue
During the three months ended April 30, 2026 and 2025, we recognized $219.1 million and $210.3 million of revenue that was included in the deferred revenue balance as of January 31, 2026 and 2025, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,413.2 million, which consists of $658.2 million of billed consideration and $755.0 million of unbilled consideration. We expect to recognize 64% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $24.1 million and $21.3 million for the three months ended April 30, 2026, and 2025, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities(1)	$608,268	$—	$(581)	$607,687
Corporate bonds	138,445	—	(176)	138,269
Commercial paper	34,704	—	(12)	34,692
Yankee bonds	2,909	—	(6)	2,903
Total marketable securities	$784,326	$—	$(775)	$783,551
(1) Additional treasury bills with both amortized cost and estimated fair value of $32.0 million are included in cash and cash equivalents due to their original maturities of three months or less.

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
As of April 30, 2026 and January 31, 2026, $108.5 million and $217.0 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of April 30, 2026 and January 31, 2026, $6.9 million and $10.1 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of April 30, 2026 or January 31, 2026.
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
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 and January 31, 2026 (in thousands):

	As of April 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$143,084	$—	$—	$143,084
Treasury bills	31,957	—	—	31,957
Commercial paper	—	—	—	—
Total cash equivalents	175,041	—	—	175,041
Treasury bills and U.S. government securities	607,687	—	—	607,687
Corporate bonds	—	138,269	—	138,269
Commercial paper	—	34,692	—	34,692
Yankee bonds	—	2,903	—	2,903
Total marketable securities	607,687	175,864	—	783,551
Other investments carried at fair value	—	—	14,142	14,142
Total	$782,728	$175,864	$14,142	$972,734
Financial liabilities:
Contingent consideration	$—	$3,964	$30,000	$33,964
Total	$—	$3,964	$30,000	$33,964

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$279,658	$—	$—	$279,658
Treasury bills	21,982	—	—	21,982
Total cash equivalents	301,640	—	—	301,640
Treasury bills and U.S. government securities	620,155	—	—	620,155
Corporate bonds	—	160,877	—	160,877
Commercial paper	—	34,390	—	34,390
Yankee bonds	—	2,897	—	2,897
Total marketable securities	620,155	198,164	—	818,319
Other investments carried at fair value	—	—	14,202	14,202
Total	$921,795	$198,164	$14,202	$1,134,161
Financial liabilities:
Contingent consideration	$—	$—	$1,532	$1,532
Total	$—	$—	$1,532	$1,532
Our money market funds and treasury bills and U.S. government securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. With respect to Level 3 inputs, other investments carried at fair value consist of convertible bonds of a private company, the H Company, purchased during fiscal year 2025. Contingent consideration liabilities associated with business acquisitions are classified as Level 3 because their valuations rely on unobservable inputs such as likelihood of earn-out payment scenarios and discount rate.
During the three months ended April 30, 2026, changes in the fair value of Level 3 financial liabilities, which consist solely of contingent consideration liabilities associated with business acquisitions, were as follows (in thousands):

Fair Value
Balance as of January 31, 2026	$1,532
Additions — acquisition of WorkFusion, Inc	30,000
Changes in fair value — Peak AI Limited (recorded within general and administrative expenses)	2,446
Effect of foreign currency translation	(14)
Transfers out of Level 3 — determination of earn-out for Peak AI Limited	$(3,964)
Balance as of April 30, 2026	$30,000

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Business Acquisitions
WorkFusion, Inc.
On February 5, 2026, we acquired all outstanding equity of WorkFusion, Inc. ("WorkFusion"), a U.S.-based software company specializing in AI agents for financial crimes compliance. With this acquisition, we expand our portfolio of agentic AI-powered solutions for the financial services and banking industries.
The total purchase consideration of approximately $190.0 million consists of initial cash consideration totalling $160.0 million and contingent consideration with an acquisition-date fair value of approximately $30.0 million.
The WorkFusion acquisition is accounted for as a business combination, for which the initial purchase accounting is not yet complete. As of April 30, 2026, the purchase price has been provisionally allocated to identifiable intangible assets, primarily consisting of customer relationships and developed technology, of $85.0 million with a weighted-average estimated useful life of approximately 6 years; net deferred tax assets of $32.3 million; other net tangible assets of $8.8 million; and goodwill of $63.9 million representing expected synergies and acquired skilled workforce, based on management's best estimates as of the balance sheet date. None of this goodwill is deductible for tax purposes. We expect to finalize purchase accounting as soon as practicable, but no later than one year from the acquisition date.
Peak AI Limited
On March 7, 2025, we acquired all outstanding equity of Peak AI Limited ("Peak"), a UK-based software company that provides pricing and inventory intelligence technology. With this acquisition, we gained an experienced team, established customer relationships in retail and manufacturing sectors, and technology that is optimized for industry-specific use cases.
The total purchase consideration was $38.1 million, consisting of initial cash consideration of $30.3 million and deferred and contingent consideration with an aggregate acquisition-date fair value of $7.8 million.
The Peak acquisition was accounted for as a business combination. The purchase price was allocated to identifiable intangible assets, primarily consisting of customer relationships and developed technology, of $16.2 million with a weighted-average useful life of 3.8 years, other net liabilities of $5.4 million, and goodwill of $27.3 million, none of which is deductible for tax purposes.
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of April 30, 2026 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$82,241	$(30,257)	$51,984	4.5
Customer relationships	60,696	(13,410)	47,286	6.0
Trade names and trademarks	817	(472)	345	1.9
Other intangibles	1,231	(726)	505	5.6
Total	$144,985	$(44,865)	$100,120

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Acquired intangible assets, net consisted of the following as of January 31, 2026 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$37,716	$(28,021)	$9,695	3.1
Customer relationships	20,910	(11,546)	9,364	2.3
Trade names and trademarks	826	(430)	396	2.2
Other intangibles	1,231	(697)	534	5.7
Total	$60,683	$(40,694)	$19,989
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $4.6 million and $1.4 million for the three months ended April 30, 2026 and 2025, respectively.
Expected future amortization expense related to intangible assets was as follows as of April 30, 2026 (in thousands):

Amount
Remainder of year ending January 31, 2027	$17,018
Year ending January 31,
2028	21,935
2029	17,352
2030	16,151
2031	14,982
Thereafter	12,682
Total	$100,120
Goodwill
Changes in the carrying amount of goodwill during the three months ended April 30, 2026 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$125,310
Acquisition of WorkFusion	63,869
Measurement period adjustment — Peak	(2,000)
Effect of foreign currency translation	(1,484)
Balance as of April 30, 2026	$185,695
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Lease costs are presented below (in thousands):

	Three Months Ended April 30,
	2026	2025
Operating lease cost	$4,317	$3,377
Short-term lease cost	625	660
Variable lease cost	768	938
Total	$5,710	$4,975
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	April 30, 2026	January 31, 2026
Weighted-average remaining lease term (years)	9.3	9.1
Weighted-average discount rate	7.0%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of April 30, 2026 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2027	$12,268
Year ending January 31,
2028	15,885
2029	12,643
2030	11,415
2031	10,648
Thereafter	48,322
Total operating lease payments	111,181
Less: imputed interest	(28,178)
Total operating lease liabilities	$83,003
As of April 30, 2026, we had non-cancellable commitments in the amount of $11.0 million related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $11.0 million and $10.3 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively.
Supplemental cash flow information related to leases for the three months ended April 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$4,428	$4,470
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$1,295	$755

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Prepaid expenses and service credits	$64,297	$55,332
Other current assets	48,488	50,245
Prepaid expenses and other current assets	$112,785	$105,577
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Computers and equipment	$25,472	$25,131
Leasehold improvements	56,085	52,578
Furniture and fixtures	10,126	9,266
Construction in progress	1,909	4,103
Other	804	823
Property and equipment, gross	94,396	91,901
Less: accumulated depreciation	(48,811)	(45,887)
Property and equipment, net	$45,585	$46,014
Depreciation expense for the three months ended April 30, 2026 and 2025 was $2.1 million and $1.3 million, respectively.
Other Assets, Non-Current
As of April 30, 2026 and January 31, 2026, other assets, non-current included $27.3 million and $27.7 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of April 30, 2026 and January 31, 2026, other assets, non-current also included $14.1 million and $14.2 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Accrued expenses	$28,820	$35,657
Accrued legal, accounting, and tax	3,095	6,430
Withholding tax from employee equity transactions	5,906	4,763
Employee stock purchase plan withholdings	7,200	3,214
Payroll taxes and other benefits payable	8,190	9,288
Income taxes payable	10,632	14,784
Value-added taxes payable	16,782	15,113
Operating lease liabilities, current	11,012	10,306
Deferred consideration for business acquisition	5,777	8,000
Contingent consideration for business acquisition	33,964	1,532
Accrued partner incentives	12,546	12,345
Cloud infrastructure liabilities	9,527	13,183
Other	25,241	35,881
Accrued expenses and other current liabilities	$178,692	$170,496

10. Commitments and Contingencies
Letters of Credit
We had a total of $3.1 million and $3.0 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2026 and January 31, 2026, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2030.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, from services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of April 30, 2026 and January 31, 2026, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $5.7 million and $5.5 million for the three months ended April 30, 2026 and 2025, respectively.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
UiPath and certain of its officers are currently parties to the following litigation matters:
On September 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against UiPath, then Co-CEO Daniel Dines ("Mr. Dines"), and then Chief Financial Officer ("CFO") Ashim Gupta ("Mr. Gupta"), captioned In re UiPath, Inc. Securities Litigation (the "2023 Securities Action"). The complaint in this action was amended multiple times and the substance of the allegations is that, in 2021 and 2022, defendants made material misstatements and omissions, including regarding UiPath’s competitive position and its financial results, in violation of Section 11 and 15 of the Securities Act and Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act. The lawsuit is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired UiPath common stock between April 21, 2021 and September 27, 2022, and seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief as the Court deems appropriate. On April 23, 2024, the defendants moved to dismiss the 2023 Securities Action, and on November 4, 2024, the Court dismissed all claims under the Securities Act, but allowed the case to proceed with respect to two statements relating to competition that the plaintiffs allege violated the Exchange Act. On June 9, 2025, the plaintiff filed a third amended complaint to include two additional statements made by the defendants during the same 2021 and 2022 period, which plaintiff alleges were materially misleading. On June 26, 2025, the defendants moved to dismiss the third amended complaint in its entirety, and on October 2, 2025, the Court granted the defendants' motion to dismiss. On February 9, 2026, the plaintiff filed an appeal with the United States Court of Appeals for the Second Circuit with respect to the dismissal.
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
We have not recorded any accrual related to the aforementioned litigation matters as of April 30, 2026, as we believe a loss in these matters is neither probable nor estimable at this time.
Warranty
We warrant to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties. Based on such historical

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
experience, the probability of incurring such costs in the future is deemed remote. As such, no accruals for product warranty costs have been made.
Other Matters
Our indirect tax positions are subject to audit in multiple jurisdictions globally.
Notably, our Romania subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală for value-added tax and corporate income tax for the periods from January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through litigation. The amount of the payment is included in other assets, non-current on our condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026. We have not recorded any estimated liability related to this litigation as of April 30, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romania subsidiary is currently subject to value-added tax audit for the period from February 2022 through February 2024. The audit is suspended until the appeal of the aforementioned prior period assessment is resolved in court. While the audit is ongoing and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of April 30, 2026, as we believe it is not probable that a material loss has been incurred.
Our India subsidiary is currently subject to goods and services tax ("GST") inspection for the period from April 2021 through March 2024. An inquiry for certain transactions with a GST amount of $46.8 million has been raised. We have responded to all requests from the tax authority. The inspection for the period from April 2018 through March 2021 has been dropped as the statute of limitation has lapsed. We have not recorded any estimated tax liability related to this audit as of April 30, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, during the three months ended April 30, 2026, our India subsidiary entered into an advance pricing agreement with the Indian taxing authorities for the period from April 2018 through March 2027. Based on our preliminary computation, we have recorded an expected payable amount of $4.4 million within accrued expenses and other current liabilities on our condensed consolidated balance sheet as of April 30, 2026.
Further, we are currently subject to various other audits, including sales and use tax audit of our U.S. entity in New York State for the periods from March 2019 through February 2022 and December 2022 through May 2025, and VAT audits in various foreign jurisdictions. We have not recorded any estimated tax liabilities related to these audits as of April 30, 2026, as we believe it is not probable that a material loss has been incurred.
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
As of April 30, 2026, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2027	$120,984
Year ending January 31,
2028	126,238
2029	55,411
2030	69
2031	25
Thereafter	17
Total	$302,744
11. Stockholders’ Equity
Stock Repurchases
On September 1, 2023, our board of directors approved a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was originally scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. These authorizations were fulfilled during the three months ended April 30, 2026, and in March 2026, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital.
We repurchased 20.4 million and 21.9 million shares of our Class A common stock at an average price of $11.47 and $10.40 per share (inclusive of brokerage commission) during the three months ended April 30, 2026 and 2025, respectively.
For the three months ended April 30, 2026 and 2025, we accrued $1.9 million of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheets.
Subsequent to April 30, 2026, between May 1, 2026 and May 15, 2026, we repurchased an additional 2.4 million shares of our Class A common stock at an average price of $9.63 per share.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the three-month periods ended April 30, 2026 and 2025 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $3.0 million and $4.2 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2026 and 2025, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income
For the three months ended April 30, 2026 and 2025, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2026	$36,256	$345	$36,601
Other comprehensive loss, net of tax	(8,104)	(1,123)	(9,227)
Balance as of April 30, 2026	$28,152	$(778)	$27,374

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income, net of tax	33,857	556	34,413
Balance as of April 30, 2025	$29,339	$184	$29,523
12. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other forms of awards. As of April 30, 2026, we have reserved 256.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of April 30, 2026, the ESPP authorizes the issuance of 38.1 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the three months ended April 30, 2026 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	6,790	$0.57	7.5	$81,589
Granted	1,774	$0.10
Exercised	(1,254)	$0.28
Forfeited	(93)	$0.14
Outstanding as of April 30, 2026	7,217	$0.51	8.0	$70,625

Vested and exercisable as of April 30, 2026	2,339	$1.38	5.7	$20,866
The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2026 was $12.16 per share. The intrinsic value of stock options exercised during the three months ended April 30, 2026 was $13.9 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of April 30, 2026 was approximately $59.8 million, which is expected to be recognized over a weighted-average remaining period of 2.3 years.
Restricted Stock Units
RSU activity during the three months ended April 30, 2026 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	19,898	$13.56
Granted	8,695	$12.00
Vested	(3,277)	$14.35
Forfeited	(1,753)	$14.04
Unvested as of April 30, 2026	23,563	$12.84
The intrinsic value of RSUs released during the three months ended April 30, 2026 was $36.4 million.
As of April 30, 2026, total unrecognized compensation expense related to unvested RSUs was approximately $283.8 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years.
Performance Stock Units
During the three months ended April 30, 2026, we granted 0.8 million PSUs with a weighted-average grant date fair value of $11.02 per share. These PSUs are subject to performance conditions related to the achievement of certain Company targets for fiscal year 2027, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded. To the extent that they are earned, these PSUs will vest over three years from the grant date.
The intrinsic value of 0.2 million PSUs released during the three months ended April 30, 2026 was $2.6 million.
As of April 30, 2026, total unrecognized compensation expense related to 1.3 million unvested PSUs expected to vest was approximately $14.2 million, which is expected to be recognized over a weighted-average remaining period of 2.6 years.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Employee Stock Purchase Plan Awards
As of April 30, 2026, total unrecognized compensation expense related to the ESPP was approximately $0.8 million, which is expected to be recognized over a weighted-average remaining period of 0.1 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of subscription services revenue	$2,268	$3,874
Cost of professional services and other revenue	1,783	2,728
Sales and marketing	16,782	23,586
Research and development	24,741	34,595
General and administrative	7,736	11,578
Total	$53,310	$76,361
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
For the three months ended April 30, 2026 and 2025, we had a provision for income taxes of $18.4 million and $2.8 million, respectively, reflecting an effective tax rate of 45.0% and (14.3)%, respectively.
For the three months ended April 30, 2026, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of U.S. tax on foreign earnings and tax rate differences between the U.S. and foreign countries.
For the three months ended April 30, 2025, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax expense due to a full valuation allowance on U.S. and Romania deferred tax assets ("DTAs") and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods in which the items are expected to be deductible or taxable. As of April 30, 2026, based on the available positive and negative evidence, including the amount of taxable income in the U.S. in recent years and our expectation of future profits in the U.S., we believe it is more likely than not that certain of our U.S. state DTAs and our Romania DTAs will not be realized. Therefore, we continue to maintain a full valuation allowance against such DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for these U.S. state DTAs during fiscal year 2027, and for these Romania DTAs, or a portion thereof, during fiscal year 2028, which would result in income tax benefit in the period of the respective release.
As of April 30, 2026, we had a reserve for gross unrecognized tax benefits totaling $27.1 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, $26.2 million pertains to uncertain tax positions, and the remainder relates to interest and penalties, which are accounted for as a component of our income tax provision.
Our tax positions are subject to income tax audits in multiple tax jurisdictions globally. Our estimates of the potential outcome of any uncertain tax position are subject to management's assessment of the relevant risks, facts, and circumstances existing at that time. We believe that we have provided adequate reserves for our income tax

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
uncertainties in all open tax years. However, our future results may include adjustments to estimates in the period the audits are settled, which may impact our effective tax rate.
Our India subsidiary is currently appealing the corporate income tax assessment of $1.9 million for the audit period of April 2022 through March 2023. It also has an open corporate income tax audit for the period from April 2022 through March 2024. However, following the signing of an advance pricing agreement during the three months ended April 30, 2026, India tax disputes for transfer pricing matters are expected to be withdrawn within the next three months. Our Romania subsidiary is currently appealing the corporate income tax audit decision for the period from January 2018 through January 2022. In addition, a valid bilateral transfer pricing agreement between our U.S. entity and our Romania entity on the transfer pricing methodology for the cost contribution agreement has been finalized and signed for tax years 2023 through 2028. The bilateral transfer pricing negotiations for our transfer pricing model between Japan and Romania are still underway, with the expectation of being finalized during the first half of fiscal year 2027, consistent with the tax position we have adopted.
On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") published the Pillar Two Model Rules defining the global minimum tax for multinational enterprises with an annual revenue above €750.0 million. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. We assessed and have determined that the Pillar Two Model Rules do not have a significant impact on our estimated effective tax rate for fiscal year 2027. We will continue to monitor the developments and evaluate potential impact on future periods.
14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands except per share amounts):

	Three Months Ended April 30,
	2026	2025
Numerator:(1)
Net income (loss)	$22,525	$(22,555)
Denominator:(1)
Weighted-average shares used in computing net income (loss) per share, basic	523,584	548,451
Dilutive potential common shares from outstanding equity awards	4,234	—
Weighted-average shares used in computing net income (loss) per share, diluted	527,818	548,451
Net income (loss) per share, basic	$0.04	$(0.04)
Net income (loss) per share, diluted	$0.04	$(0.04)
(1) Amounts presented under Class A and Class B columns in prior periods have been combined to conform with current year presentation
Anti-dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Unvested RSUs	10,798	25,881
Outstanding stock options	2,330	8,830
Shares issuable under ESPP	—	1,043
Unvested PSUs	—	205
Returnable shares issued in connection with business acquisition	—	136
Total	13,128	36,095

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Related Party Transactions
We have at times made use of an aircraft which is owned by Daniel Dines, our CEO, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through this special purpose limited liability company, bears all associated operating, personnel, and maintenance costs. For the three months ended April 30, 2026 and 2025, we incurred expenses of $0.8 million and none, respectively, in connection with our business use of the aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2026 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 25, 2026 (the "2026 Form 10-K"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part I, Item 1A, "Risk Factors," in the 2026 Form 10-K for discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
Business Highlights for the Three Months Ended April 30, 2026:
•Revenue of $418.4 million increased 17% year-over-year.
•ARR at April 30, 2026 of $1,901.2 million increased 12% year-over-year.
•Gross margin was 82% for the three months ended April 30, 2026 and 2025.
•Cash flow from operations was $131.9 million for the three months ended April 30, 2026, compared to $119.0 million for the three months ended April 30, 2025.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,417.2 million as of April 30, 2026, compared to $1,689.9 million as of January 31, 2026.
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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At April 30, 2026 and 2025, our ARR was $1,901.2 million and $1,692.7 million, respectively, representing a growth rate of 12%. Approximately 30% of this growth rate was due to new customers and 70% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 109% and 108% as of April 30, 2026 and 2025, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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

A summary of ARR-related data at April 30, 2026 and 2025 is as follows:

	At April 30,
	2026	2025
	(dollars in thousands)
ARR	$1,901,211	$1,692,683
Incremental ARR (1)	208,528	184,953

Customers with ARR ≥ $1 million:
Number of customers	374	316
Percent of current period revenue	52%	47%
Customers with ARR ≥ $100 thousand:
Number of customers	2,624	2,365
Percent of current period revenue	87%	87%

Dollar-based net retention rate	109%	108%
(1) For the twelve months ended April 30, 2026 and 2025, respectively
Components of Results of Operations
Revenue
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
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. Our effective tax rate is impacted by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances. We currently maintain a partial valuation allowance on certain U.S. state DTAs and a full valuation allowance on our Romania DTA, as we have concluded as of April 30, 2026 that it is more likely than not that these DTAs will not be fully realized. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for these U.S. state DTAs during fiscal year 2027, and for these Romania DTAs, or a portion thereof, during fiscal year 2028, which would result in income tax benefit in the period of the respective release.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue:
Licenses	$149,309	$128,286
Subscription services	252,903	217,303
Professional services and other	16,170	11,035
Total revenue	418,382	356,624
Cost of revenue:
Licenses (1)	1,664	1,268
Subscription services (1)(2)(3)(4)	43,988	38,468
Professional services and other (2)(3)(4)	31,276	24,121
Total cost of revenue	76,928	63,857
Gross profit	341,454	292,767
Operating expenses:
Sales and marketing (1)(2)(3)(4)	167,859	159,661
Research and development (2)(3)(4)	92,902	94,839
General and administrative (1)(2)(3)(4)	52,706	54,679
Total operating expenses	313,467	309,179
Operating income (loss)	27,987	(16,412)
Interest income	10,401	12,648
Other income (expense), net	2,580	(15,964)
Income (loss) before income taxes	40,968	(19,728)
Provision for income taxes	18,443	2,827
Net income (loss)	$22,525	$(22,555)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$251	$240
Cost of subscription services revenue	2,314	681
Sales and marketing	2,011	456
General and administrative	30	31
Total amortization of acquired intangible assets	$4,606	$1,408

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$2,268	$3,874
Cost of professional services and other revenue	1,783	2,728
Sales and marketing	16,782	23,586
Research and development	24,741	34,595
General and administrative	7,736	11,578
Total stock-based compensation expense	$53,310	$76,361

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$52	$70
Cost of professional services and other revenue	19	27
Sales and marketing	468	447
Research and development	446	390
General and administrative	142	127
Total employer payroll tax expense related to equity transactions	$1,127	$1,061

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$—	$458
Sales and marketing	—	1,981
Research and development	—	(331)
General and administrative	—	903
Total restructuring expense	$—	$3,011

	Three Months Ended April 30,
	2026	2025
	(as a percentage of revenue)
Revenue:
Licenses	36%	36%
Subscription services	60%	61%
Professional services and other	4%	3%
Total revenue	100%	100%
Cost of revenue:
Licenses	—%	—%
Subscription services	11%	11%
Professional services and other	7%	7%
Total cost of revenue	18%	18%
Gross profit	82%	82%
Operating expenses:
Sales and marketing	40%	45%
Research and development	22%	27%
General and administrative	13%	15%
Total operating expenses	75%	87%
Operating income (loss)	7%	(5)%
Interest income	2%	4%
Other income (expense), net	1%	(4)%
Income (loss) before income taxes	10%	(5)%
Provision for income taxes	5%	1%
Net income (loss)	5%	(6)%

Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$149,309	$128,286	$21,023	16%
Subscription services	252,903	217,303	35,600	16%
Professional services and other	16,170	11,035	5,135	47%
Total revenue	$418,382	$356,624	$61,758	17%
Total revenue increased by $61.8 million, or 17%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a $35.6 million increase in subscription services revenue and a $21.0 million increase in licenses revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 20% was attributable to new customers and 80% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$1,664	$1,268	$396	31%
Subscription services	43,988	38,468	5,520	14%
Professional services and other	31,276	24,121	7,155	30%
Total cost of revenue	$76,928	$63,857	$13,071	20%
Gross margin	82%	82%

Total cost of revenue increased by $13.1 million, or 20%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a $7.2 million increase in cost of professional services and other revenue and a $5.5 million increase in cost of subscription services revenue. The increase in cost of professional services and other revenue was primarily driven by a $5.3 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers and a $1.7 million increase in personnel-related expenses associated with higher headcount and merit increases. The increase in cost of subscription services revenue was primarily driven by a $5.6 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $1.6 million increase in depreciation and amortization expense. These increases were partially offset by a $2.6 million decrease in personnel-related expenses, which included a $1.6 million decrease in stock-based compensation expense and a $1.3 million decrease in salary-related and bonus expenses.
Our gross margin remained constant at 82% for the three months ended April 30, 2026 compared to 82% for the three months ended April 30, 2025, reflecting increased subscription services revenue and margin offset by the aforementioned increase in cost of professional services and other revenue primarily driven by increased third-party subcontractor costs.
Sales and Marketing

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Sales and marketing	$167,859	$159,661	$8,198	5%
Percentage of revenue	40%	45%
Sales and marketing expense increased by $8.2 million, or 5%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase was primarily attributable to a $3.0 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs, a $2.6 million aggregate increase in marketing and travel-related expenses mainly related to marketing events, and a

$2.0 million increase in depreciation and amortization expense. Sales and marketing expense was also impacted by a $1.5 million increase in personnel-related expenses, which included a $4.8 million increase in salary-related and bonus expenses associated with higher headcount and merit increases, a $2.2 million increase in general employee severance, and a $1.5 million increase in employer payroll taxes, partially offset by a $6.8 million decrease in stock-based compensation expense. The aforementioned increases were partially offset by a $0.8 million decrease in third-party consulting fees.
Research and Development

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Research and development	$92,902	$94,839	$(1,937)	(2)%
Percentage of revenue	22%	27%
Research and development expense decreased by $1.9 million, or 2%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was largely attributable to a $1.6 million decrease in personnel-related expenses, which was driven by $9.9 million decrease in stock-based compensation expense partially offset by a $5.3 million increase in salary-related and bonus expenses, a $1.8 million increase in general employee severance, and a $0.7 million aggregate increase in employee insurance costs and employer payroll taxes.
General and Administrative

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
General and administrative	$52,706	$54,679	$(1,973)	(4)%
Percentage of revenue	13%	15%
General and administrative expense decreased by $2.0 million, or 4%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease was primarily attributable to a $2.6 million decrease in personnel-related expenses, which was driven by a $3.8 million decrease in stock-based compensation expense partially offset by a $1.5 million increase in salary-related and bonus expenses. General and administrative expense was also impacted by a $1.2 million decrease in charitable donations due to the reduced value of our Class A common shares contributed to a donor-advised fund in the current year and a $0.8 million decrease in software service and implementation costs. These decreases were partially offset by a $2.4 million increase in fair value of contingent consideration liability.

Interest Income

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Interest income	$10,401	$12,648	$(2,247)	(18)%
Percentage of revenue	2%	4%
Interest income decreased by $2.2 million, or 18%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities.

Other Income (Expense), Net

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Other income (expense), net	$2,580	$(15,964)	$18,544	(116)%
Percentage of revenue	1%	(4)%
Other income, net, increased by $18.5 million, or 116%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a $14.8 million increase in gains from foreign currency transactions and a $6.5 million decrease in legal expense related to shareholder litigation, partially offset by a $2.9 million decrease in accretion of net discounts on marketable securities.
Provision For Income Taxes

	Three Months Ended April 30,
	2026	2025	Change	Change %
	(dollars in thousands)
Provision for income taxes	$18,443	$2,827	$15,616	NM(1)
Percentage of revenue	5%	1%
(1) Not meaningful
Provision for income taxes increased by $15.6 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, driven by increased U.S. income tax expense following the release of full valuation allowances on our U.S. Federal and certain U.S. state DTAs during fiscal year 2026.
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,415.7 million, and we had an accumulated deficit of $1,683.0 million. For the three months ended April 30, 2026, we reported net income of $22.5 million and net cash provided by operating activities of $131.9 million. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business and asset acquisitions, and repurchase shares of our Class A common stock.
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

Stock Repurchases
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we could repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. On August 30, 2024 our board of directors authorized the repurchase of an additional $500.0 million of our outstanding shares of Class A common stock. During the three months ended April 30, 2026, we fulfilled the aforementioned authorizations, and in March 2026 our board of directors authorized a new stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our Class A common stock. Refer to Note 11, Stockholders' Equity—Stock Repurchases for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities (1)	$131,928	$119,002
Net cash used in investing activities	$(112,841)	$(79,923)
Net cash used in financing activities	$(252,191)	$(235,204)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(1,045)	$(1,113)
Net receipts (payments) of employee tax withholdings on stock option exercises	$21	$(2)
Cash paid for restructuring costs	$—	$(9,782)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the three months ended April 30, 2026 of $131.9 million was driven by cash collections from our customers, with cash collections approximately 14% higher than during the three months ended April 30, 2025. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2026 annual bonuses paid in the first quarter of fiscal year 2027. Other cash operating expenditures included payments for professional services, software, and office rent.
Net cash provided by operating activities for the three months ended April 30, 2025 of $119.0 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 annual bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2026 of $112.8 million was driven by $155.0 million in purchases of marketable securities, a net payment of $149.4 million in connection with the acquisition of WorkFusion, and $2.7 million in capital expenditures primarily related to leasehold improvements, partially offset by $189.6 million in maturities of marketable securities and $4.6 million in other investing inflows.
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

Financing Activities
Net cash used in financing activities for the three months ended April 30, 2026 of $252.2 million was primarily driven by $243.8 million in repurchases of Class A common stock under our stock repurchase program and $12.8 million in payments of tax withholdings on settlement of equity awards, partially offset by $4.0 million in proceeds from ESPP contributions.
Net cash used in financing activities for the three months ended April 30, 2025 of $235.2 million was primarily driven by $227.5 million in repurchases of Class A common stock under our stock repurchase program and $12.2 million in payments of tax withholdings on settlement of equity awards, partially offset by $4.2 million in proceeds from ESPP contributions.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, and material contractual obligations, including leases and purchase commitments.
As of April 30, 2026, accrued compensation and benefits of $61.2 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 9, Condensed Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments with terms of 12 months or longer. There were no significant changes during the three months ended April 30, 2026 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2026 Form 10-K.
Our stock repurchase program may also represent a material use of cash depending upon the number of shares repurchased, which is ultimately discretionary. Refer to Note 11, Stockholders' Equity—Stock Repurchases for further details. Further, future cash payments under acquisition-related contingent consideration arrangements are based on performance outcomes and may be material. Refer to Note 5, Fair Value Measurements and Note 6, Business Acquisitions for information regarding the value of contingent consideration liabilities.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to those disclosed in the 2026 Form 10-K.
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
Interest Rate Risk
As of April 30, 2026, we had $632.2 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $783.6 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2026.

Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during the three months ended April 30, 2026 and 2025. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $46.8 million for the three months ended April 30, 2026. For the three months ended April 30, 2026, approximately 53% of our revenues and approximately 44% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $1.7 million.

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
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2026.
Changes in Internal Control Over Financial Reporting
During the three months ended April 30, 2026, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the 2026 Form 10-K, including the disclosure under Part I, Item 1A, "Risk Factors,” which are risks we believe could materially affect our business, financial condition and future results. These are not the only risks we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition, and future results. Risks we have identified but currently consider immaterial could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2026 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase programs for the three months ended April 30, 2026 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 1 - 28	14,062	$12.09	14,062	$298
March 1 - 31	1,035	$10.80	1,035	$489,125
April 1 - 30	5,278	$9.89	5,278	$436,926
Total	20,375		20,375
(1) Excludes brokerage commission and excise tax accrued pursuant to the Inflation Reduction Act of 2022.
(2) On September 1, 2023, our board of directors authorized a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized an additional $500.0 million of repurchases under the stock repurchase program. These authorizations were fulfilled during the three months ended April 30, 2026. In March 2026, our board of directors authorized a new stock repurchase program pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended April 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On March 25, 2026, Hitesh Ramani, our Chief Accounting Officer and Deputy CFO, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 75,000 shares of our Class A common stock, including up to 50,100 RSUs previously granted to Mr. Ramani that will vest and be released to Mr. Ramani on or prior to July 1, 2026, through September 30, 2026, subject to limit prices. The actual number of shares underlying 50,100 RSUs that will be released to Mr. Ramani and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
•On April 15, 2026, IceVulcan Investments Limited, an entity controlled by Daniel Dines, our CEO, founder, and Chairman, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 2,975,000 shares of our Class A common stock through October 14, 2026, subject to limit prices.

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

UiPath, Inc.

Date: June 4, 2026	By:	/s/ Ashim Gupta
Ashim Gupta
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)