Form 10-Q
period 2026-07-31
UiPath, Inc.
filed 2026-09-08
CIK 1734722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 3, 2026, the registrant had 456,464,703 shares of Class A common stock and 64,690,706 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
UiPath, Inc.
Condensed Consolidated Balance Sheets
Amounts in thousands except per share data
(unaudited)

	As of
	July 31, 2026	January 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$607,414	$871,157
Restricted cash	1,475	438
Marketable securities	676,576	601,329
Accounts receivable, net of allowance for credit losses of $6,400 and $5,222, respectively	307,112	488,265
Contract assets	135,222	92,440
Deferred contract acquisition costs	86,526	84,739
Prepaid expenses and other current assets	112,305	105,577
Total current assets	1,926,630	2,243,945
Marketable securities, non-current	121,035	216,990
Contract assets, non-current	4,832	1,946
Deferred contract acquisition costs, non-current	165,022	153,708
Property and equipment, net	46,436	46,014
Operating lease right-of-use assets	63,470	64,472
Intangible assets, net	101,479	19,989
Goodwill	179,481	125,310
Deferred tax assets	230,087	233,401
Other assets, non-current	68,895	73,425
Total assets	$2,907,367	$3,179,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,848	$10,161
Accrued expenses and other current liabilities	156,930	170,496
Accrued compensation and employee benefits	89,853	121,029
Deferred revenue	543,627	603,737
Total current liabilities	807,258	905,423
Deferred revenue, non-current	71,722	103,568
Operating lease liabilities, non-current	69,438	70,940
Other liabilities, non-current	10,398	16,682
Total liabilities	958,816	1,096,613
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.00001 par value per share, 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value per share, 2,000,000 shares authorized; 547,650 and 540,898 shares issued; 456,299 and 472,346 shares outstanding, respectively	5	5
Class B common stock, $0.00001 par value per share, 115,741 shares authorized; 64,691 shares issued and outstanding	1	1
Treasury stock, at cost, 91,351 and 68,552 shares, respectively	(1,092,834)	(833,905)
Additional paid-in capital	4,673,653	4,585,430
Accumulated other comprehensive income	14,657	36,601
Accumulated deficit	(1,646,931)	(1,705,545)
Total stockholders’ equity	1,948,551	2,082,587
Total liabilities and stockholders’ equity	$2,907,367	$3,179,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Operations
Amounts in thousands except per share data
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Licenses	$123,843	$112,161	$273,152	$240,447
Subscription services	266,067	238,363	518,970	455,666
Professional services and other	20,346	11,204	36,516	22,239
Total revenue	410,256	361,728	828,638	718,352
Cost of revenue:
Licenses	1,462	1,200	3,126	2,468
Subscription services	39,679	38,229	83,667	76,697
Professional services and other	39,446	24,951	70,722	49,072
Total cost of revenue	80,587	64,380	157,515	128,237
Gross profit	329,669	297,348	671,123	590,115
Operating expenses:
Sales and marketing	164,606	166,303	332,465	325,964
Research and development	83,393	98,341	176,295	193,180
General and administrative	50,066	52,889	102,772	107,568
Total operating expenses	298,065	317,533	611,532	626,712
Operating income (loss)	31,604	(20,185)	59,591	(36,597)
Interest income	10,769	12,004	21,170	24,652
Other income (expense), net	10,482	11,508	13,062	(4,456)
Income (loss) before income taxes	52,855	3,327	93,823	(16,401)
Provision for income taxes	16,766	1,743	35,209	4,570
Net income (loss)	$36,089	$1,584	$58,614	$(20,971)
Net income (loss) per share, basic	$0.07	$0.00	$0.11	$(0.04)
Net income (loss) per share, diluted	$0.07	$0.00	$0.11	$(0.04)
Weighted-average shares used in computing net income (loss) per share, basic	519,654	536,169	521,586	542,208
Weighted-average shares used in computing net income (loss) per share, diluted	523,013	542,865	525,375	542,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income (loss)	$36,089	$1,584	$58,614	$(20,971)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale marketable securities, net	(985)	(814)	(2,108)	(258)
Foreign currency translation adjustments, net	(11,732)	(3,962)	(19,836)	29,895
Other comprehensive (loss) income, net	(12,717)	(4,776)	(21,944)	29,637
Comprehensive income (loss)	$23,372	$(3,192)	$36,670	$8,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(unaudited)

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2026	540,898	$5	64,691	$1	(68,552)	$(833,905)	$4,585,430	$36,601	$(1,705,545)	$2,082,587
Issuance of common stock upon exercise of stock options	1,254	—	—	—	—	—	349	—	—	349
Issuance of common stock upon settlement of restricted stock units	3,508	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,252)	—	—	—	—	—	(13,904)	—	—	(13,904)
Charitable donation of Class A common stock	281	—	—	—	—	—	3,015	—	—	3,015
Repurchase of Class A common stock	—	—	—	—	(20,375)	(235,690)	—	—	—	(235,690)
Stock-based compensation	—	—	—	—	—	—	53,310	—	—	53,310
Other comprehensive loss, net	—	—	—	—	—	—	—	(9,227)	—	(9,227)
Net income	—	—	—	—	—	—	—	—	22,525	22,525
Balance as of April 30, 2026	544,689	$5	64,691	$1	(88,927)	$(1,069,595)	$4,628,200	$27,374	$(1,683,020)	$1,902,965
Issuance of common stock upon exercise of stock options	691	—	—	—	—	—	342	—	—	342
Issuance of common stock upon settlement of restricted stock units	2,122	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(694)	—	—	—	—	—	(7,546)	—	—	(7,546)
Repurchase of Class A common stock	—	—	—	—	(2,424)	(23,239)	—	—	—	(23,239)
Issuance of common stock under employee stock purchase plan	842	—	—	—	—	—	7,695	—	—	7,695
Stock-based compensation	—	—	—	—	—	—	44,962	—	—	44,962
Other comprehensive loss, net	—	—	—	—	—	—	—	(12,717)	—	(12,717)
Net income	—	—	—	—	—	—	—	—	36,089	36,089
Balance as of July 31, 2026	547,650	$5	64,691	$1	(91,351)	$(1,092,834)	$4,673,653	$14,657	$(1,646,931)	$1,948,551

	Common Stock				Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of January 31, 2025	508,680	$5	82,453	$1	(37,621)	$(494,779)	$4,333,300	$(4,890)	$(1,987,875)	$1,845,762
Issuance of common stock upon exercise of stock options	851	—	—	—	—	—	301	—	—	301
Issuance of common stock upon settlement of restricted stock units	3,127	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	5,000	—	(5,000)	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,026)	—	—	—	—	—	(10,566)	—	—	(10,566)
Charitable donation of Class A common stock	281	—	—	—	—	—	4,187	—	—	4,187
Repurchase of Class A common stock	—	—	—	—	(21,875)	(229,445)	—	—	—	(229,445)
Stock-based compensation	—	—	—	—	—	—	76,364	—	—	76,364
Other comprehensive income, net	—	—	—	—	—	—	—	34,413	—	34,413
Net loss	—	—	—	—	—	—	—	—	(22,555)	(22,555)
Balance as of April 30, 2025	516,913	$5	77,453	$1	(59,496)	$(724,224)	$4,403,586	$29,523	$(2,010,430)	$1,698,461
Issuance of common stock upon exercise of stock options	818	—	—	—	—	—	222	—	—	222
Issuance of common stock upon settlement of restricted stock units	3,911	—	—	—	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	(1,242)	—	—	—	—	—	(15,895)	—	—	(15,895)
Repurchase of Class A common stock	—	—	—	—	(8,276)	(100,618)	—	—	—	(100,618)
Issuance of common stock under employee stock purchase plan	776	—	—	—	—	—	8,719	—	—	8,719
Stock-based compensation	—	—	—	—	—	—	78,006	—	—	78,006
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,776)	—	(4,776)
Net income	—	—	—	—	—	—	—	—	1,584	1,584
Balance as of July 31, 2025	521,176	$5	77,453	$1	(67,772)	$(824,842)	$4,474,638	$24,747	$(2,008,846)	$1,665,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

UiPath, Inc.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$58,614	$(20,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,514	7,483
Amortization of deferred contract acquisition costs	52,193	44,165
Net accretion on marketable securities	(933)	(6,962)
Stock-based compensation expense	98,272	154,367
Charitable donation of Class A common stock	3,015	4,187
Non-cash operating lease expense	8,661	8,691
Provision for (benefit from) deferred income taxes	27,929	(360)
Change in fair value of contingent consideration	3,271	—
Other non-cash (credits) charges, net	(6,379)	3,940
Changes in operating assets and liabilities:
Accounts receivable	181,209	192,404
Contract assets	(40,280)	(23,514)
Deferred contract acquisition costs	(67,984)	(36,302)
Prepaid expenses and other assets	(12,165)	(21,151)
Accounts payable	6,857	(11,706)
Accrued expenses and other liabilities	(34,917)	37,841
Accrued compensation and employee benefits	(31,989)	(51,354)
Operating lease liabilities, net	(9,100)	(6,412)
Deferred revenue	(90,161)	(113,757)
Net cash provided by operating activities	162,627	160,589
Cash flows from investing activities
Purchases of marketable securities	(309,441)	(300,059)
Maturities of marketable securities	329,233	257,134
Purchases of property and equipment	(4,073)	(12,832)
Payments related to business acquisitions, net of cash acquired	(149,403)	(24,821)
Other investing, net	5,119	—
Net cash used in investing activities	(128,565)	(80,578)
Cash flows from financing activities
Repurchases of Class A common stock	(268,548)	(329,101)
Proceeds from exercise of stock options	691	523
Payments of tax withholdings on settlement of equity awards	(23,153)	(26,297)
Proceeds from employee stock purchase plan contributions	7,359	8,069
Payments of deferred or contingent consideration related to business acquisitions	(3,473)	—
Net cash used in financing activities	(287,124)	(346,806)
Effect of exchange rate changes	(9,644)	16,216
Net decrease in cash, cash equivalents, and restricted cash	(262,706)	(250,579)
Cash, cash equivalents, and restricted cash - beginning of period	871,595	879,634
Cash, cash equivalents, and restricted cash - end of period	$608,889	$629,055
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$14,209	$11,127
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases included in accounts payable	$60	$62
Contingent and deferred consideration recognized in connection with business acquisitions	$29,567	$9,835
Tax withholdings on net settlement of restricted stock units, accrued but not yet paid	$3,014	$4,852
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
2. Summary of Significant Accounting Policies
Our significant accounting policies are discussed in greater scope and detail in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in the 2026 Form 10-K. There have been no significant changes to such policies during the six months ended July 31, 2026.
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
The results of operations for the six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2027 or for any other future interim or annual period.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2027, for example, refer to the fiscal year ending January 31, 2027.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the balance sheet date and the amounts of revenue and expenses reported during the period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Such estimates include, but are not limited to, certain aspects of revenue recognition, expected period of benefit for deferred contract acquisition costs, allowance for credit losses, fair value of financial assets and liabilities, fair value of acquired assets and assumed liabilities, useful lives of long-lived assets, capitalized software development and internal-use software costs, carrying value of operating lease right-of-use (“ROU”) assets and operating lease liabilities, incremental borrowing rates for operating leases, stock-based compensation expense, amount of self-insurance liability, timing and amount of contingencies, costs related to restructuring actions, uncertain tax positions, fair value of acquisition-related contingent consideration liabilities, and valuation allowances on deferred income tax assets. Actual results could differ from these estimates and assumptions.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Foreign Currency
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average monthly exchange rates. Differences are included in stockholders’ equity as a component of accumulated other comprehensive income. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. For the three months ended July 31, 2026 and 2025, we recognized foreign currency transaction gains of $10.1 million and $8.9 million, respectively. For the six months ended July 31, 2026 and 2025, we recognized foreign currency transaction gains (losses) of $11.8 million and $(4.3) million, respectively.
Concentration of Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.
We maintain our cash balance at financial institutions that management believes are high-credit, quality financial institutions, where our deposits at times exceed Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 31, 2026 and January 31, 2026, 87% and 93%, respectively, of our cash and cash equivalents were concentrated in the U.S., European Union (“EU”) countries, and Japan.
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
With regard to accounts receivable, we extend differing levels of credit to customers based on creditworthiness, do not require collateral deposits, and when necessary maintain an allowance for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of creditworthiness and applying other credit risk monitoring procedures. Significant customers are those that represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet date. For the three and six months ended July 31, 2026 and 2025, no single customer accounted for 10% or more of our total revenue. As of July 31, 2026, one customer accounted for approximately 15% of our accounts receivable. As of January 31, 2026, no single customer accounted for 10% or more of our accounts receivable.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Significant Segment Expenses
Revenue is reduced by significant expenses regularly provided to the CODM, as well as other segment items, to arrive at net income (loss) for the periods presented as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$410,256	$361,728	$828,638	$718,352
Significant segment expenses:
Adjusted cost of licenses(1)	1,212	949	2,625	1,977
Adjusted cost of subscription services(1)(2)(3)(4)	35,190	33,424	74,544	66,809
Adjusted cost of professional services and other(2)(3)(4)	37,861	22,541	67,335	43,907
Adjusted sales and marketing(1)(2)(3)(4)	144,022	140,907	292,620	274,098
Adjusted research and development(2)(3)(4)	62,085	61,525	129,800	121,710
Adjusted general and administrative(1)(2)(3)(4)(5)(6)	40,853	40,089	80,190	77,942
Other segment items(7)	40,939	68,716	98,257	169,300
Amortization of acquired intangible assets	6,008	2,254	10,614	3,662
Interest income	(10,769)	(12,004)	(21,170)	(24,652)
Provision for income taxes	16,766	1,743	35,209	4,570
Net income (loss)	$36,089	$1,584	$58,614	$(20,971)
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
3. Revenue Recognition
Disaggregation of Revenue
The following tables summarize revenue by geographical region (dollars in thousands):

	Three Months Ended July 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$205,042	50%	$181,081	50%
Europe, Middle East, and Africa	136,110	33%	113,026	31%
Asia-Pacific	69,104	17%	67,621	19%
Total revenue	$410,256	100%	$361,728	100%
(1)Revenue from the U.S. represented 44% and 47% of our total revenue for the three months ended July 31, 2026 and 2025, respectively.

	Six Months Ended July 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas (1)	$404,769	49%	$342,488	48%
Europe, Middle East, and Africa	273,264	33%	236,690	33%
Asia-Pacific	150,605	18%	139,174	19%
Total revenue	$828,638	100%	$718,352	100%
(1)Revenue from the U.S. represented 44% and 45% of our total revenue for the six months ended July 31, 2026 and 2025, respectively.
Deferred Revenue
During the six months ended July 31, 2026 and 2025, we recognized $369.2 million and $362.6 million of revenue that was included in the deferred revenue balance as of January 31, 2026 and 2025, respectively.
Remaining Performance Obligations
Our remaining performance obligations are comprised of licenses, subscription services, and professional services not yet delivered. As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,377.6 million, which consists of $615.4 million of billed consideration and $762.2 million of unbilled consideration. We expect to recognize 65% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Our deferred contract acquisition costs are comprised of sales commissions that represent incremental costs to obtain customer contracts, and are determined based on sales compensation plans. Amortization of deferred contract acquisition costs was $28.1 million and $22.8 million for the three months ended July 31, 2026 and 2025, respectively, and $52.2 million and $44.2 million for the six months ended July 31, 2026 and 2025, respectively, and is recorded in sales and marketing expense in the condensed consolidated statements of operations.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Marketable Securities
The following is a summary of our marketable securities (in thousands):

	As of July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Treasury bills and U.S. government securities(1)	$580,721	$—	$(1,318)	$579,403
Corporate bonds	191,223	—	(446)	190,777
Commercial paper(2)	24,517	1	—	24,518
Yankee bonds	2,919	—	(6)	2,913
Total marketable securities	$799,380	$1	$(1,770)	$797,611
(1) Additional treasury bills with both amortized cost and estimated fair value of $29.9 million are included in cash and cash equivalents due to their original maturities of three months or less.
(2) Additional commercial paper with both amortized cost and estimated fair value of $10.0 million is included in cash and cash equivalents due to its original maturities of three months or less.

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
As of July 31, 2026 and January 31, 2026, $121.0 million and $217.0 million, respectively, of our marketable securities had remaining contractual maturities of one year or more.
As of July 31, 2026 and January 31, 2026, $9.1 million and $10.1 million, respectively, of interest receivable was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivable as of July 31, 2026 or January 31, 2026.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5. Fair Value Measurement
The following tables present the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 and January 31, 2026 (in thousands):

	As of July 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$223,575	$—	$—	$223,575
Treasury bills	29,901	—	—	29,901
Commercial paper	—	9,956	—	9,956
Total cash equivalents	253,476	9,956	—	263,432
Treasury bills and U.S. government securities	579,403	—	—	579,403
Corporate bonds	—	190,777	—	190,777
Commercial paper	—	24,518	—	24,518
Yankee bonds	—	2,913	—	2,913
Total marketable securities	579,403	218,208	—	797,611
Other investments carried at fair value	—	—	14,112	14,112
Total	$832,879	$228,164	$14,112	$1,075,155
Financial liabilities:
Contingent consideration	$—	$—	$30,392	$30,392
Total	$—	$—	$30,392	$30,392

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$279,658	$—	$—	$279,658
Treasury bills	21,982	—	—	21,982
Total cash equivalents	301,640	—	—	301,640
Treasury bills and U.S. government securities	620,155	—	—	620,155
Corporate bonds	—	160,877	—	160,877
Commercial paper	—	34,390	—	34,390
Yankee bonds	—	2,897	—	2,897
Total marketable securities	620,155	198,164	—	818,319
Other investments carried at fair value	—	—	14,202	14,202
Total	$921,795	$198,164	$14,202	$1,134,161
Financial liabilities:
Contingent consideration	$—	$—	$1,532	$1,532
Total	$—	$—	$1,532	$1,532
Our money market funds and treasury bills and U.S. government securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify corporate bonds, commercial paper, and Yankee bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. With respect to Level 3 inputs, other investments carried at fair value consist of convertible bonds of a private company, the H Company, purchased during fiscal year 2025. Contingent consideration liabilities associated with business acquisitions are classified as Level 3 during the related contingency periods because their valuations rely on unobservable inputs such as likelihood of earn-out payment scenarios and discount rate.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
During the six months ended July 31, 2026, changes in the fair value of Level 3 financial liabilities, which consist solely of contingent consideration liabilities associated with business acquisitions, were as follows (in thousands):

	WorkFusion, Inc.	Peak AI Limited	Total
Balance as of January 31, 2026	$—	$1,532	$1,532
Additions — Acquisition of WorkFusion, Inc.	29,567	—	29,567
Changes in fair value (recorded within general and administrative expenses)	825	2,446	3,271
Effect of foreign currency translation	—	(14)	(14)
Transfers out of Level 3 — determination of earn-out for Peak AI Limited	—	(3,964)	(3,964)
Balance as of July 31, 2026	$30,392	$—	$30,392

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
The total purchase consideration was $189.5 million, consisting of initial cash consideration totalling $160.0 million and contingent consideration with an acquisition-date fair value of $29.5 million.
The WorkFusion acquisition was accounted for as a business combination. The following table summarizes the allocation of purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

February 5, 2026
Intangible assets	$92,400
Deferred tax asset	30,436
Other net assets	8,534
Goodwill	58,157
Total	$189,527
The following table sets forth the identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$48,900	7.0
Developed technology	43,500	5.0
Total	$92,400
The acquisition of WorkFusion generated goodwill of $58.2 million representing expected synergies and acquired skilled workforce. None of this goodwill is deductible for tax purposes.
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

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Intangible Assets and Goodwill
Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of July 31, 2026 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$80,519	$(33,018)	$47,501	4.3
Customer relationships	69,567	(16,363)	53,204	5.9
Trade names and trademarks	815	(516)	299	1.7
Other intangibles	1,231	(756)	475	5.4
Total	$152,132	$(50,653)	$101,479
Acquired intangible assets, net consisted of the following as of January 31, 2026 (dollars in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Remaining Useful Life (years)
Developed technology	$37,716	$(28,021)	$9,695	3.1
Customer relationships	20,910	(11,546)	9,364	2.3
Trade names and trademarks	826	(430)	396	2.2
Other intangibles	1,231	(697)	534	5.7
Total	$60,683	$(40,694)	$19,989
We record amortization expense associated with acquired developed technology in cost of licenses revenue and cost of subscription services revenue, trade names and trademarks in sales and marketing expense, customer relationships in sales and marketing expense, and other intangibles in general and administrative expense in the condensed consolidated statements of operations. Amortization of acquired intangible assets was $6.0 million and $2.3 million for the three months ended July 31, 2026 and 2025, respectively, and $10.6 million and $3.7 million for the six months ended July 31, 2026 and 2025, respectively.
Expected future amortization expense related to intangible assets was as follows as of July 31, 2026 (in thousands):

Amount
Remainder of year ending January 31, 2027	$11,825
Year ending January 31,
2028	22,896
2029	18,320
2030	17,120
2031	15,953
Thereafter	15,365
Total	$101,479

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Goodwill
Changes in the carrying amount of goodwill during the six months ended July 31, 2026 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$125,310
Acquisition of WorkFusion	58,157
Measurement period adjustment — Peak	(2,000)
Effect of foreign currency translation	(1,986)
Balance as of July 31, 2026	$179,481
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
Lease costs are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Operating lease cost	$4,344	$5,314	$8,661	$8,691
Short-term lease cost	693	696	1,318	1,356
Variable lease cost	896	711	1,664	1,649
Total	$5,933	$6,721	$11,643	$11,696
The following table represents the weighted-average remaining lease term and discount rate as of the periods presented:

	As of
	July 31, 2026	January 31, 2026
Weighted-average remaining lease term (years)	8.7	9.1
Weighted-average discount rate	7.1%	7.2%
Future undiscounted lease payments for our operating lease liabilities as of July 31, 2026 were as follows (in thousands):

Amount
Remainder of year ending January 31, 2027	$7,525
Year ending January 31,
2028	15,978
2029	12,698
2030	11,412
2031	10,643
Thereafter	48,304
Total operating lease payments	106,560
Less: imputed interest	(26,800)
Total operating lease liabilities	$79,760

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As of July 31, 2026, we had non-cancelable commitments in the amount of $10.5 million primarily related to operating leases of real estate facilities that have not yet commenced.
Current operating lease liabilities of $10.3 million were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026.
Supplemental cash flow information related to leases for the six months ended July 31, 2026 and 2025 was as follows (in thousands):

	Six Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$9,065	$8,041
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$1,879	$2,994
9. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Prepaid expenses and service credits	$51,193	$55,332
Other current assets	61,112	50,245
Prepaid expenses and other current assets	$112,305	$105,577
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Computers and equipment	$24,827	$25,131
Leasehold improvements	55,182	52,578
Furniture and fixtures	9,834	9,266
Construction in progress	4,161	4,103
Other	794	823
Property and equipment, gross	94,798	91,901
Less: accumulated depreciation	(48,362)	(45,887)
Property and equipment, net	$46,436	$46,014
Depreciation expense for the three months ended July 31, 2026 and 2025 was $2.3 million and $1.2 million, respectively. Depreciation expense for the six months ended July 31, 2026 and 2025 was $4.4 million and $2.5 million, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Other Assets, Non-Current
As of July 31, 2026 and January 31, 2026, other assets, non-current included $26.9 million and $27.7 million, respectively, related to equity investments in private companies without readily determinable fair values. As a measurement alternative, these investments are reported at cost and are assessed periodically to determine whether their carrying value must be adjusted for observable changes in price or indicators of impairment.
As of July 31, 2026 and January 31, 2026, other assets, non-current also included $14.1 million and $14.2 million, respectively, related to private-company convertible bonds, which are carried at fair value. Refer to Note 5, Fair Value Measurement for further information.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Accrued expenses	$33,540	$35,657
Accrued legal, accounting, and tax services	2,907	6,430
Withholding tax from employee equity transactions	3,204	4,763
Employee stock purchase plan withholdings	2,748	3,214
Payroll taxes and other benefits payable	9,221	9,288
Income taxes payable	9,777	14,784
Value-added taxes payable	6,682	15,113
Operating lease liabilities, current	10,322	10,306
Deferred consideration for business acquisition	3,859	8,000
Contingent consideration for business acquisition	30,392	1,532
Accrued partner incentives	10,934	12,345
Cloud infrastructure liabilities	8,899	13,183
Other	24,445	35,881
Accrued expenses and other current liabilities	$156,930	$170,496

10. Commitments and Contingencies
Letters of Credit
We had a total of $4.0 million and $3.0 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2026 and January 31, 2026, respectively. These letters of credit renew annually and expire on various dates through fiscal year 2030.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, from services to be provided by us, or from intellectual property infringement claims made by third parties.
These indemnification provisions may survive termination of the underlying agreement and the potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. As of July 31, 2026 and January 31, 2026, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was remote.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Defined Contribution Plans
We sponsor retirement plans for qualifying employees, including a 401(k) plan in the U.S. and defined contribution plans in certain other countries, to which we make matching contributions. Our total matching contributions to all defined contribution plans were $3.7 million for the three months ended July 31, 2026 and 2025, and $9.4 million and $9.2 million for the six months ended July 31, 2026 and 2025, respectively.
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
On June 20, 2024, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against UiPath and select executives asserting claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or acquired UiPath common stock, and purchasers of UiPath call options and sellers of put options, between December 1, 2023 and May 29, 2024 (the "2024 Securities Action"). Plaintiffs alleged that the defendants made material misstatements and omissions, including regarding UiPath's AI-powered Business Automation Platform and UiPath's strategy for, the success of, and customer demand for the platform, and sought unspecified monetary damages, costs and attorneys' fees, and other unspecified relief. On January 21, 2025, the defendants moved to dismiss the amended complaint and on July 23, 2025, the Court granted the motion and dismissed the amended complaint in its entirety. On September 12, 2025, the plaintiffs filed a second amended complaint alleging that former CEO Robert Enslin and Mr. Gupta made material misstatements and omissions during the earnings calls and in company disclosures during a class period of December 1, 2023 to May 29, 2024, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
promulgated thereunder. On October 27, 2025, defendants moved to dismiss the second amended complaint in its entirety.
The two purported shareholder derivative lawsuits related to the 2024 Securities Action, filed in the United States District Court for the Southern District of New York on July 8, 2024 and April 27, 2025, respectively, are stayed pending further resolution of the 2024 Securities Action.
We have not recorded any accrual related to the aforementioned litigation matters as of July 31, 2026, as we believe a loss in these matters is neither probable nor estimable at this time.
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
Notably, our Romania subsidiary was subjected to audits by the Agenția Națională de Administrare Fiscală for value-added tax and corporate income tax for the periods from January 2020 through January 2022 and January 2018 through January 2022, respectively, which were completed during the first quarter of fiscal year 2025. With regard to the value-added tax audit, an assessment of $14.3 million has been issued. While we paid this assessment during fiscal year 2025, we disagree with the assessment and are in the process of appealing through litigation. The amount of the payment is included in other assets, non-current on our condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026. We have not recorded any estimated liability related to this litigation as of July 31, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, our Romania subsidiary is currently subject to value-added tax audit for the period from February 2022 through February 2024. The audit is suspended until the appeal of the aforementioned prior period assessment is resolved in court. While the audit is ongoing and no official assessment has been issued, we estimate a possible loss of approximately $13.0 million. We have not recorded any estimated liability related to this audit as of July 31, 2026, as we believe it is not probable that a material loss has been incurred.
Our India subsidiary is currently subject to goods and services tax ("GST") inspection for the period from April 2021 through March 2024. An inquiry for certain transactions with a GST amount of $46.4 million has been raised. We have responded to all requests from the tax authority. Of the $46.4 million, $16.9 million relates to the periods ending March 2021 and March 2022, for which the statute of limitations has lapsed. The tax authority may be able to invoke an extended statute of limitations; however, we believe that the likelihood of the audit of these periods being reopened is remote. We have not recorded any estimated tax liability related to this audit as of July 31, 2026, as we believe it is not probable that a material loss has been incurred.
Additionally, during the three months ended July 31, 2026, our India subsidiary finalized compliance procedures related to the advance pricing agreement signed in March 2026 with the Indian taxing authorities for the period from April 2018 through March 2027. Based on the final computation, the liability was $3.9 million. After deducting available refunds and deposits under protest, the final payment amount was $2.7 million. Because we had previously recorded a $4.4 million reserve within accrued expenses and other current liabilities on our condensed consolidated balance sheet, the subsequent reversal of the excess reserve resulted in a $0.5 million tax benefit, which was recognized as part of the provision for income taxes.
Further, we are currently subject to various other audits, including sales and use tax audit of our U.S. entity in New York State for the periods from March 2019 through February 2022 and December 2022 through May 2025, and VAT audits in various foreign jurisdictions. We have not recorded any estimated tax liabilities related to these audits as of July 31, 2026, as we believe it is not probable that a material loss has been incurred.
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
As of July 31, 2026, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer as follows (in thousands):

Amount
Remainder of year ending January 31, 2027	$84,376
Year ending January 31,
2028	120,095
2029	56,098
2030	13
2031	—
Thereafter	—
Total	$260,582
11. Stockholders’ Equity
Stock Repurchases
On September 1, 2023, our board of directors approved a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was originally scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. These authorizations were fulfilled during the first quarter of fiscal year 2027, and on March 5, 2026, our board of directors authorized the repurchase of an additional $500.0 million of our Class A common stock. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital.
We repurchased 22.8 million and 30.2 million shares of our Class A common stock at an average price of $11.28 and $10.87 per share (inclusive of brokerage commission) during the six months ended July 31, 2026 and 2025, respectively.
For the six months ended July 31, 2026 and 2025, we accrued $1.8 million and $2.4 million, respectively, of related excise tax pursuant to the Inflation Reduction Act of 2022, which is included in the cost of treasury stock on our condensed consolidated balance sheets.
Charitable Donations of Class A Common Stock
We have reserved 2.8 million shares of our Class A common stock to fund our social impact and environmental, social, and governance initiatives. We contributed 0.3 million shares of our Class A common stock during each of the six-month periods ended July 31, 2026 and 2025 to a donor-advised fund in connection with our Pledge 1% commitment. The aggregate fair values of the shares on the respective contribution dates of $3.0 million and $4.2 million were recorded within general and administrative expense in the condensed consolidated statements of operations for the six months ended July 31, 2026 and 2025, respectively.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accumulated Other Comprehensive Income
For the six months ended July 31, 2026 and 2025, changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 31, 2026	$36,256	$345	$36,601
Other comprehensive loss, net of tax	(19,836)	(2,108)	(21,944)
Balance as of July 31, 2026	$16,420	$(1,763)	$14,657

	Foreign Currency Translation Adjustments	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2025	$(4,518)	$(372)	$(4,890)
Other comprehensive income (loss), net of tax	29,895	(258)	29,637
Balance as of July 31, 2025	$25,377	$(630)	$24,747
12. Equity Incentive Plans and Stock-Based Compensation
2021 Stock Plan
In April 2021, prior to and in connection with our initial public offering ("IPO"), we adopted our 2021 Equity Incentive Plan (the "2021 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other forms of awards. As of July 31, 2026, we have reserved 256.7 million shares of our Class A common stock to be issued under the 2021 Plan. The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase.
2021 Employee Stock Purchase Plan
In April 2021, prior to and in connection with the IPO, we adopted our 2021 Employee Stock Purchase Plan (the “ESPP”). As of July 31, 2026, the ESPP authorizes the issuance of 38.1 million shares of our Class A common stock under purchase rights granted to our employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, which began on February 1, 2022 and continues through February 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (2) 15.5 million shares, except that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth by (1) and (2) above. The ESPP allows participants to purchase shares at the lesser of (a) 85% of the fair market value of our Class A common stock as of the commencement of the offering period, and (b) 85% of the fair market value of our Class A common stock on the corresponding purchase date.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options
Stock option activity during the six months ended July 31, 2026 was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	6,790	$0.57	7.5	$81,589
Granted	1,893	$0.10
Exercised	(1,945)	$0.36
Forfeited	(178)	$0.12
Outstanding as of July 31, 2026	6,560	$0.51	7.9	$80,328

Vested and exercisable as of July 31, 2026	2,114	$1.39	5.6	$24,044
The weighted-average grant date fair value of stock options granted during the six months ended July 31, 2026 was $12.09 per share. The intrinsic value of stock options exercised during the six months ended July 31, 2026 was $21.4 million.
Unrecognized compensation expense associated with unvested stock options granted and outstanding as of July 31, 2026 was approximately $51.5 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Restricted Stock Units
RSU activity during the six months ended July 31, 2026 was as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	19,898	$13.56
Granted	9,803	$11.89
Vested	(5,365)	$14.19
Forfeited	(3,380)	$13.45
Unvested as of July 31, 2026	20,956	$12.64
The intrinsic value of RSUs released during the six months ended July 31, 2026 was $58.8 million.
As of July 31, 2026, total unrecognized compensation expense related to unvested RSUs was approximately $241.1 million, which is expected to be recognized over a weighted-average remaining period of 2.3 years.
Performance Stock Units
During the six months ended July 31, 2026, we granted 0.8 million PSUs with a weighted-average grant date fair value of $11.02 per share. These PSUs are subject to performance conditions related to the achievement of certain Company targets for fiscal year 2027, with a potential payout ranging from 0% to 150% of the base number of PSUs awarded. To the extent that they are earned, these PSUs will vest over three years from the grant date.
The intrinsic value of 0.3 million PSUs released during the six months ended July 31, 2026 was $3.1 million.
As of July 31, 2026, total unrecognized compensation expense related to 1.2 million unvested PSUs expected to vest was approximately $12.4 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Employee Stock Purchase Plan Awards
During the six months ended July 31, 2026, 0.8 million shares were purchased under the ESPP at $9.14 per share. As of July 31, 2026, total unrecognized compensation expense related to the ESPP was approximately $1.9 million, which is expected to be recognized over a weighted-average remaining period of 0.4 years.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of subscription services revenue	$1,663	$3,682	$3,931	$7,556
Cost of professional services and other revenue	1,498	2,358	3,281	5,086
Sales and marketing	13,895	23,402	30,677	46,988
Research and development	21,027	36,087	45,768	70,682
General and administrative	6,879	12,477	14,615	24,055
Total	$44,962	$78,006	$98,272	$154,367
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
For the three and six months ended July 31, 2026, we had a provision for income taxes of $16.8 million and $35.2 million, respectively, reflecting an effective tax rate of 31.7% and 37.5%, respectively. Our effective tax rate for these periods differed from the U.S. federal statutory rate primarily as a result of U.S. tax on foreign earnings and tax rate differences between the U.S. and foreign countries.
For the three and six months ended July 31, 2025, we had a provision for income taxes of $1.7 million and $4.6 million, respectively, reflecting an effective tax rate of 52.4% and (27.9)%, respectively. Our effective tax rate for these periods differed from the U.S. federal statutory rate primarily as a result of not recognizing deferred tax expense due to a full valuation allowance on U.S. and Romania deferred tax assets ("DTAs") and due to tax rate differences between the U.S. and foreign countries.
The realization of tax benefits of net DTAs is dependent upon future levels of taxable income of an appropriate character in the periods in which the items are expected to be deductible or taxable. As of July 31, 2026, based on the available positive and negative evidence, including the amount of taxable income in the U.S. in recent years and our expectation of future profits in the U.S., we believe it is more likely than not that certain of our U.S. state DTAs and our Romania DTAs will not be realized. Therefore, we continue to maintain a full valuation allowance against such DTAs. We intend to maintain each of these full valuation allowances until sufficient positive evidence exists to support a reversal of, or decrease in, each of the respective valuation allowances. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for these U.S. state DTAs during fiscal year 2027, and for these Romania DTAs, or a portion thereof, during fiscal year 2028 or 2029, which would result in income tax benefit in the period of the respective release.
As of July 31, 2026, we had a reserve for gross unrecognized tax benefits totaling $26.8 million related to income taxes, which would impact the effective tax rate if recognized. Of this amount, $26.6 million pertains to uncertain tax positions, and the remainder relates to interest and penalties, which are accounted for as a component of our income tax provision.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Further, negotiations for the bilateral advance pricing agreement between the Japanese and Romanian tax authorities have successfully concluded, with the agreement approved by both tax authorities confirming our transfer pricing model.
On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") published the Pillar Two Model Rules defining the global minimum tax for multinational enterprises with an annual revenue of €750.0 million or greater. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. We assessed and have determined that the Pillar Two Model Rules do not have a significant impact on our estimated effective tax rate for fiscal year 2027. We will continue to monitor the developments and evaluate potential impact on future periods.

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands except per share amounts):

	Three Months Ended July 31,
	2026	2025
Numerator:(1)
Net income	$36,089	$1,584
Denominator:(1)
Weighted-average shares used in computing net income per share, basic	519,654	536,169
Dilutive potential common shares from outstanding equity awards	3,359	6,696
Weighted-average shares used in computing net income per share, diluted	523,013	542,865
Net income per share, basic	$0.07	$0.00
Net income per share, diluted	$0.07	$0.00
(1) Amounts presented under Class A and Class B columns in prior periods have been combined to conform with current year presentation

	Six Months Ended July 31,
	2026	2025
Numerator:(1)
Net income (loss)	$58,614	$(20,971)
Denominator:(1)
Weighted-average shares used in computing net income (loss) per share, basic	521,586	542,208
Dilutive potential common shares from outstanding equity awards	3,789	—
Weighted-average shares used in computing net income (loss) per share, diluted	525,375	542,208
Net income (loss) per share, basic	$0.11	$(0.04)
Net income (loss) per share, diluted	$0.11	$(0.04)
(1) Amounts presented under Class A and Class B columns in prior periods have been combined to conform with current year presentation
Anti-dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Unvested RSUs	13,861	10,610
Outstanding stock options	2,859	2,198
Shares issuable under ESPP	420	416
Unvested PSUs	8	—
Total	17,148	13,224

	Six Months Ended July 31,
	2026	2025
Unvested RSUs	12,355	27,239
Outstanding stock options	2,599	8,870
Shares issuable under ESPP	213	900
Unvested PSUs	4	427
Returnable shares issued in connection with business acquisition	—	134
Total	15,171	37,570

UiPath, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15. Related Party Transactions
We have at times made use of an aircraft which is owned by Daniel Dines, our CEO, through a special purpose limited liability company and which is operated by a third-party aircraft management company. Mr. Dines, through this special purpose limited liability company, bears all associated operating, personnel, and maintenance costs. For the six months ended July 31, 2026 and 2025, we incurred expenses of $1.2 million and $0.9 million, respectively, in connection with our business use of the aircraft.
16. Subsequent Events
On September 3, 2026, we granted a total of 5.3 million PSUs to certain members of senior management under the 2021 Plan, subject to (i) market conditions tied to two stock price hurdles that must be satisfied by July 31, 2029 and July 31, 2031, respectively; and (ii) service-based vesting requirements.

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
Business Highlights for the Three and Six Months Ended July 31, 2026:
•Quarter-to-date revenue of $410.3 million increased 13% year-over-year.
•Year-to-date revenue of $828.6 million increased 15% year-over-year.
•ARR at July 31, 2026 of $1,937.7 million increased 12% year-over-year.
•Gross margin was 80% and 81% for the three and six months ended July 31, 2026, respectively, compared to 82% for the three and six months ended July 31, 2025.
•Cash flow from operations was $162.6 million for the six months ended July 31, 2026, compared to $160.6 million for the six months ended July 31, 2025.
•Cash and cash equivalents, restricted cash, and marketable securities were $1,406.5 million as of July 31, 2026, compared to $1,689.9 million as of January 31, 2026.
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
Restructuring Costs
Workforce restructuring actions undertaken during the three and six months ended July 31, 2026 were immaterial.
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
ARR is the key performance metric we use in managing our business because it illustrates our ability to acquire new subscription customers and to maintain and expand our relationships with existing subscription customers. We define ARR as annualized invoiced amounts per solution SKU from subscription licenses and maintenance and support obligations assuming no increases or reductions in customers' subscriptions. ARR does not include the costs we may incur to obtain such subscription licenses or provide such maintenance and support. ARR also does not reflect nonrecurring rebates payable to partners (upon establishing sufficient history of their nonrecurring nature), the impact of nonrecurring incentives (such as one-time discounts provided under sales promotional programs), and any actual or anticipated reductions in invoiced value due to contract non-renewals or service cancellations other than for certain reserves (for example those for credit losses or disputed amounts). At July 31, 2026 and 2025, our ARR was $1,937.7 million and $1,723.4 million, respectively, representing a growth rate of 12%. Approximately 28% of this growth rate was due to new customers and 72% of this growth rate was due to existing customers. Our dollar-based net retention rate, which represents the net expansion of ARR from existing customers over the preceding 12 months, was 109% and 108% as of July 31, 2026 and 2025, respectively. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end ("Prior Period ARR"). We then calculate the ARR from these same customers as of the current period end ("Current Period ARR"). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but does not include ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate.
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
A summary of ARR-related data at July 31, 2026 and 2025 is as follows:

	At July 31,
	2026	2025
	(dollars in thousands)
ARR	$1,937,722	$1,723,401
Incremental ARR (1)	214,321	172,796

Customers with ARR ≥ $1 million:
Number of customers	387	320
Percent of current period revenue	50%	47%
Customers with ARR ≥ $100 thousand:
Number of customers	2,666	2,432
Percent of current period revenue	88%	87%

Dollar-based net retention rate	109%	108%
(1) For the twelve months ended July 31, 2026 and 2025, respectively
Components of Results of Operations
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
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business. Our effective tax rate is impacted by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as by non-deductible expenses as permanent differences, and by changes in our valuation allowances. We currently maintain a partial valuation allowance on certain U.S. state DTAs and a full valuation allowance on our Romania DTA, as we have concluded as of July 31, 2026 that it is more likely than not that these DTAs will not be fully realized. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to conclude that a valuation allowance is no longer needed for these U.S. state DTAs during fiscal year 2027, and for these Romania DTAs, or a portion thereof, during fiscal year 2028 or 2029, which would result in income tax benefit in the period of the respective release.

Results of Operations
The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue:
Licenses	$123,843	$112,161	$273,152	$240,447
Subscription services	266,067	238,363	518,970	455,666
Professional services and other	20,346	11,204	36,516	22,239
Total revenue	410,256	361,728	828,638	718,352
Cost of revenue:
Licenses (1)	1,462	1,200	3,126	2,468
Subscription services (1)(2)(3)(4)	39,679	38,229	83,667	76,697
Professional services and other (2)(3)(4)	39,446	24,951	70,722	49,072
Total cost of revenue	80,587	64,380	157,515	128,237
Gross profit	329,669	297,348	671,123	590,115
Operating expenses:
Sales and marketing (1)(2)(3)(4)	164,606	166,303	332,465	325,964
Research and development (2)(3)(4)	83,393	98,341	176,295	193,180
General and administrative (1)(2)(3)(4)	50,066	52,889	102,772	107,568
Total operating expenses	298,065	317,533	611,532	626,712
Operating income (loss)	31,604	(20,185)	59,591	(36,597)
Interest income	10,769	12,004	21,170	24,652
Other income (expense), net	10,482	11,508	13,062	(4,456)
Income (loss) before income taxes	52,855	3,327	93,823	(16,401)
Provision for income taxes	16,766	1,743	35,209	4,570
Net income (loss)	$36,089	$1,584	$58,614	$(20,971)

(1) Includes amortization of acquired intangible assets as follows:
Cost of licenses revenue	$250	$251	$501	$491
Cost of subscription services revenue	2,716	925	5,030	1,606
Sales and marketing	3,013	1,047	5,024	1,503
General and administrative	29	31	59	62
Total amortization of acquired intangible assets	$6,008	$2,254	$10,614	$3,662

(2) Includes stock-based compensation expense as follows:
Cost of subscription services revenue	$1,663	$3,682	$3,931	$7,556
Cost of professional services and other revenue	1,498	2,358	3,281	5,086
Sales and marketing	13,895	23,402	30,677	46,988
Research and development	21,027	36,087	45,768	70,682
General and administrative	6,879	12,477	14,615	24,055
Total stock-based compensation expense	$44,962	$78,006	$98,272	$154,367

(3) Includes employer payroll tax expense related to equity transactions as follows:
Cost of subscription services revenue	$37	$71	$89	$141
Cost of professional services and other revenue	18	34	37	61
Sales and marketing	329	404	797	851
Research and development	186	450	632	840
General and administrative	66	140	208	267
Total employer payroll tax expense related to equity transactions	$636	$1,099	$1,763	$2,160

(4) Includes restructuring expense as follows:
Cost of subscription services revenue	$73	$127	$73	$585
Cost of professional services and other revenue	69	18	69	18
Sales and marketing	3,347	543	3,347	2,524
Research and development	95	279	95	(52)
General and administrative	1,414	429	1,414	1,332
Total restructuring expense	$4,998	$1,396	$4,998	$4,407

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue:
Licenses	30%	31%	33%	34%
Subscription services	65%	66%	63%	63%
Professional services and other	5%	3%	4%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	—%	—%	—%	—%
Subscription services	10%	11%	10%	11%
Professional services and other	10%	7%	9%	7%
Total cost of revenue	20%	18%	19%	18%
Gross profit	80%	82%	81%	82%
Operating expenses:
Sales and marketing	40%	46%	40%	45%
Research and development	20%	27%	21%	27%
General and administrative	12%	15%	13%	15%
Total operating expenses	72%	88%	74%	87%
Operating income (loss)	8%	(6)%	7%	(5)%
Interest income	3%	3%	2%	3%
Other income (expense), net	2%	3%	2%	—%
Income (loss) before income taxes	13%	—%	11%	(2)%
Provision for income taxes	4%	—%	4%	1%
Net income (loss)	9%	—%	7%	(3)%

Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$123,843	$112,161	$11,682	10%
Subscription services	266,067	238,363	27,704	12%
Professional services and other	20,346	11,204	9,142	82%
Total revenue	$410,256	$361,728	$48,528	13%
Total revenue increased by $48.5 million, or 13%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, due to a $27.7 million increase in subscription services revenue, an $11.7 million increase in licenses revenue, and a $9.1 million increase in professional services and other revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 28% was attributable to new customers and 72% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven both by sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$1,462	$1,200	$262	22%
Subscription services	39,679	38,229	1,450	4%
Professional services and other	39,446	24,951	14,495	58%
Total cost of revenue	$80,587	$64,380	$16,207	25%
Gross margin	80%	82%

Total cost of revenue increased by $16.2 million, or 25%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to a $14.5 million increase in cost of professional services and other revenue and a $1.5 million increase in cost of subscription services revenue. The increase in cost of professional services and other revenue was primarily driven by a $12.0 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers and a $2.1 million increase in personnel-related expenses, which was driven by a $2.4 million increase in salary-related and bonus expenses associated with higher headcount and merit increases partially offset by a $0.9 million decrease in stock-based compensation expense. The increase in cost of subscription services revenue was primarily driven by a $3.6 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services, partially offset by a $1.8 million decrease in personnel-related expenses, which was driven by a $2.0 million decrease in stock-based compensation expense.
Our gross margin decreased to 80% for the three months ended July 31, 2026 compared to 82% for the three months ended July 31, 2025, due to a decrease in the proportion of higher-margin licenses revenue and the aforementioned increase in cost of professional services and other revenue primarily driven by increased third-party subcontractor costs.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Sales and marketing	$164,606	$166,303	$(1,697)	(1)%
Percentage of revenue	40%	46%
Sales and marketing expense decreased by $1.7 million, or 1%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This decrease was primarily attributable to a $3.7 million decrease in personnel-related expenses, which was driven by a $9.5 million decrease in stock-based compensation expense, partially offset by a $2.8 million increase in restructuring costs, a $1.4 million aggregate increase in employee insurance costs and employer payroll taxes, and a $1.2 million increase in salary-related and bonus expenses associated with higher headcount and merit increases. Sales and marketing expense was also impacted by a $2.3 million decrease in third-party consulting fees and a $1.6 million aggregate decrease in marketing and travel-related expenses. These decreases were partially offset by a $3.1 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs and a $2.4 million increase in depreciation and amortization expense primarily driven by WorkFusion intangibles acquired during the first quarter of fiscal year 2027.
Research and Development

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Research and development	$83,393	$98,341	$(14,948)	(15)%
Percentage of revenue	20%	27%
Research and development expense decreased by $14.9 million, or 15%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This decrease was primarily attributable to a $15.0 million decrease in personnel-related expenses, which was driven by a $15.1 million decrease in stock-based compensation expense.
General and Administrative

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
General and administrative	$50,066	$52,889	$(2,823)	(5)%
Percentage of revenue	12%	15%
General and administrative expense decreased by $2.8 million, or 5%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This decrease was primarily attributable to a $5.0 million decrease in personnel-related expenses, which included a $5.6 million decrease in stock-based compensation expense and a $1.1 million decrease in salary-related and bonus expenses associated with reduced headcount partially offset by a $1.0 million increase in restructuring costs. General and administrative expense was also impacted by a $0.7 million decrease in travel-related expenses. These decreases were partially offset by a $1.0 million increase in other taxes in non-U.S. jurisdictions, a $0.8 million increase in fair value of contingent consideration liability, and a $0.7 million increase in credit loss expense.

Interest Income

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Interest income	$10,769	$12,004	$(1,235)	(10)%
Percentage of revenue	3%	3%
Interest income decreased by $1.2 million, or 10%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.

Other Income, Net

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Other income, net	$10,482	$11,508	$(1,026)	(9)%
Percentage of revenue	2%	3%
Other income, net, decreased by $1.0 million, or 9%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to a $3.1 million decrease in accretion of net discounts on marketable securities partially offset by a $1.2 million increase in gains from foreign currency transactions and a $0.7 million decrease in legal expense related to shareholder litigation.
Provision For Income Taxes

	Three Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Provision for income taxes	$16,766	$1,743	$15,023	NM(1)
Percentage of revenue	4%	—%
(1) Not meaningful
Provision for income taxes increased by $15.0 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, driven by increased U.S. income tax expense following the release of full valuation allowances on our U.S. Federal and certain U.S. state DTAs during fiscal year 2026.
Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$273,152	$240,447	$32,705	14%
Subscription services	518,970	455,666	63,304	14%
Professional services and other	36,516	22,239	14,277	64%
Total revenue	$828,638	$718,352	$110,286	15%
Total revenue increased by $110.3 million, or 15%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, driven by a $63.3 million increase in subscription services revenue, a $32.7 million increase in licenses revenue, and a $14.3 million increase in professional services and other revenue. Total revenue grew across all geographical regions. Of the growth in total revenue, 22% was attributable to new customers and 78% was attributable to existing customers. Subscription services revenue is recognized ratably over the subscription term; therefore, the increase in subscription services revenue is driven by both sales in prior periods for which we continue to provide maintenance and support and SaaS, and by new sales in the current period.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Licenses	$3,126	$2,468	$658	27%
Subscription services	83,667	76,697	6,970	9%
Professional services and other	70,722	49,072	21,650	44%
Total cost of revenue	$157,515	$128,237	$29,278	23%
Gross margin	81%	82%
Total cost of revenue increased by $29.3 million, or 23%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to a $21.7 million increase in cost of professional services and other revenue and a $7.0 million increase in cost of subscription services revenue. The increase in cost of professional services and other revenue was primarily driven by a $17.3 million increase in costs associated with the use of third-party subcontractors to deliver professional services to our customers and a $3.8 million increase in personnel-related expenses, which was primarily driven by a $3.9 million increase in salary-related and bonus expenses associated with higher headcount and merit increases. The increase in cost of subscription services revenue was primarily driven by a $9.2 million increase in third-party hosting and software services costs as a result of increased usage of our subscription services and a $3.4 million increase in depreciation and amortization expense. These increases were partially offset by a $4.4 million decrease in personnel-related expenses, which included a $3.6 million decrease in stock-based compensation expense and a $1.1 million decrease in salary-related and bonus expenses associated with reduced headcount.
Our gross margin decreased to 81% for the six months ended July 31, 2026 compared to 82% for the six months ended July 31, 2025, due to a decrease in the proportion of higher-margin licenses revenue and the aforementioned increase in cost of professional services and other revenue primarily driven by increased third-party subcontractor costs.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Sales and marketing	$332,465	$325,964	$6,501	2%
Percentage of revenue	40%	45%
Sales and marketing expense increased by $6.5 million, or 2%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This increase was primarily attributable to a $6.1 million increase in sales commissions expense as a result of higher amortization of capitalized contract acquisition costs, a $4.4 million increase in depreciation and amortization expense driven primarily by WorkFusion intangibles acquired during the first quarter of fiscal year 2027, and a $1.0 million aggregate increase in marketing and travel-related expenses. These increases were partially offset by a $2.1 million decrease in personnel-related expenses, which was driven by a $16.3 million decrease in stock-based compensation expense, partially offset by a $6.0 million increase in salary-related and bonus expenses associated with higher headcount and merit increases, a $3.6 million aggregate increase in employee insurance costs and employer payroll taxes, a $2.1 million increase in general employee severance, a $1.5 million increase in contractor costs, and a $0.8 million increase in restructuring costs. Sales and marketing expense was also impacted by a $3.1 million decrease in third-party consulting fees.
Research and Development

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Research and development	$176,295	$193,180	$(16,885)	(9)%
Percentage of revenue	21%	27%
Research and development expense decreased by $16.9 million, or 9%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This decrease was primarily attributable to a $16.7 million decrease in personnel-related expenses, which was driven by a $24.9 million decrease in stock-based compensation expense partially offset by a $5.9 million increase in salary-related and bonus expenses associated with higher headcount and merit increases and a $1.8 million increase in general employee severance.
General and Administrative

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
General and administrative	$102,772	$107,568	$(4,796)	(4)%
Percentage of revenue	13%	15%
General and administrative expense decreased by $4.8 million, or 4%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This decrease was primarily driven by a $7.6 million decrease in personnel-related expenses, which was driven by a $9.4 million decrease in stock-based compensation expense partially offset by a $0.7 million increase in general employee severance and a $0.4 million aggregate increase in employee insurance costs and employer payroll taxes. General and administrative expense was also impacted by a $1.2 million decrease in charitable donation expense due to reduced fair value of our Class A common shares contributed to a donor-advised fund in the current year. These decreases were partially offset by a $3.3 million increase in fair value of contingent consideration liability and a $0.4 million increase in other taxes in non-U.S. jurisdictions.
Interest Income

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Interest income	$21,170	$24,652	$(3,482)	(14)%
Percentage of revenue	2%	3%
Interest income decreased by $3.5 million, or 14%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 as a result of a period-over-period decrease in our aggregate balance of cash and cash equivalents and marketable securities, as well as decreased interest rates.
Other Income (Expense), Net

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Other income (expense), net	$13,062	$(4,456)	$17,518	NM(1)
Percentage of revenue	2%	—%
(1) Not meaningful
Other income (expense), net increased by $17.5 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to a $16.1 million increase in gains from foreign currency transactions and a $7.1 million decrease in legal expense related to shareholder litigation, partially offset by a $6.0 million decrease in accretion of net discounts on marketable securities.
Provision For Income Taxes

	Six Months Ended July 31,
	2026	2025	Change	Change %
	(dollars in thousands)
Provision for income taxes	$35,209	$4,570	$30,639	NM(1)
Percentage of revenue	4%	1%
(1) Not meaningful
Provision for income taxes increased by $30.6 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, mainly driven by increased U.S. income tax expense following the release of full valuation allowances on our U.S. Federal and certain U.S. state DTAs during fiscal year 2026.
Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,405.0 million, and we had an accumulated deficit of $1,646.9 million. For the six months ended July 31, 2026, we reported net income of $58.6 million and net cash provided by operating activities of $162.6 million. Cash generated by our operations in recent periods has principally been used to fund working capital requirements such as personnel and facilities costs, invest in capital expenditures, engage in various business and asset acquisitions, and repurchase shares of our Class A common stock.
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
Stock Repurchases
On September 1, 2023, our board of directors authorized a stock repurchase program, pursuant to which we could repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. On August 30, 2024, our board of directors authorized the repurchase of an additional $500.0 million of our outstanding shares of Class A common stock. During the first quarter of fiscal year 2027, we fulfilled the aforementioned authorizations, and on March 5, 2026, our board of directors authorized a new stock repurchase program, pursuant to which we may repurchase from time to time up to $500.0 million of our Class A common stock. Refer to Note 11, Stockholders' Equity—Stock Repurchases for further details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities (1)	$162,627	$160,589
Net cash used in investing activities	$(128,565)	$(80,578)
Net cash used in financing activities	$(287,124)	$(346,806)

(1) Inclusive of:
Cash paid for employer payroll taxes related to employee equity transactions	$(1,902)	$(2,270)
Net receipts (payments) of employee tax withholdings on stock option exercises	$149	$(11)
Cash paid for restructuring costs	$(526)	$(11,532)
Operating Activities
Our largest source of operating cash is cash generation from sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenses, direct costs to deliver licenses and provide subscription and professional services, and marketing expenses.
Net cash provided by operating activities for the six months ended July 31, 2026 of $162.6 million was driven by cash collections from our customers, with cash collections approximately 14% higher than during the six months ended July 31, 2025. These cash inflows were partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2026 annual bonuses paid in the first quarter of fiscal year 2027. Other cash operating expenditures included payments for professional services, software, office rent, and taxes.
Net cash provided by operating activities for the six months ended July 31, 2025 of $160.6 million was driven by cash collections from our customers, partially offset by cash payments for operating expenditures, primarily associated with the compensation of our teams, including fiscal year 2025 annual bonuses paid in the first quarter of fiscal year 2026. Other cash operating expenditures included payments related to our Fiscal Year 2025 Workforce Restructuring, which was completed during the second quarter of fiscal year 2026, and payments for professional services, software, and office rent.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2026 of $128.6 million was driven by $309.4 million in purchases of marketable securities, a net payment of $149.4 million in connection with the acquisition of WorkFusion, and $4.1 million in capital expenditures primarily related to leasehold improvements, partially offset by $329.2 million in maturities of marketable securities and $5.1 million in other investing inflows.
Net cash used in investing activities for the six months ended July 31, 2025 of $80.6 million was driven by $300.1 million in purchases of marketable securities, a net payment of $24.8 million in connection with the acquisition of Peak, and $12.8 million in capital expenditures primarily related to leasehold improvements, partially offset by $257.1 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the six months ended July 31, 2026 of $287.1 million was primarily driven by $268.5 million in repurchases of Class A common stock under our stock repurchase program, $23.2 million in payments of tax withholdings on settlement of equity awards, and $3.5 million in payments of contingent consideration associated with the acquisition of Peak, partially offset by $7.4 million in proceeds from ESPP contributions.
Net cash used in financing activities for the six months ended July 31, 2025 of $346.8 million was primarily driven by $329.1 million in repurchases of Class A common stock under our stock repurchase program and $26.3 million in payments of tax withholdings on settlement of equity awards, partially offset by $8.1 million in proceeds from ESPP contributions.
Material Cash Requirements
Our material cash requirements predominantly relate to working capital requirements, including employee compensation, payment of employee tax withholdings on net settlement of equity awards, material contractual obligations including leases and purchase commitments, and contingent consideration arrangements associated with acquisitions.
As of July 31, 2026, accrued compensation and benefits of $89.9 million are included in current liabilities on our condensed consolidated balance sheet. Refer to Note 9, Condensed Consolidated Balance Sheet Components—Accrued Expenses and Other Current Liabilities for details of additional short-term payroll-related obligations included in accrued expenses and other current liabilities.
Refer to Note 8, Operating Leases for more detailed information regarding timing of future lease payments, and Note 10, Commitments and Contingencies—Non-Cancelable Purchase Obligations for more detailed information regarding timing of purchase commitments with terms of 12 months or longer. As of July 31, 2026, short-term contingent consideration associated with the acquisition of WorkFusion has a fair value of $30.4 million and is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. There were no significant changes during the six months ended July 31, 2026 from the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2026 Form 10-K.
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

Interest Rate Risk
As of July 31, 2026, we had $607.4 million of cash and cash equivalents. Cash and cash equivalents consist of cash in banks, bank deposits, and money market accounts. In addition, we had $797.6 million of marketable securities, consisting primarily of treasury bills and U.S. government securities, corporate bonds, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements for the six months ended July 31, 2026.
Foreign Currency Exchange Risk
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while translation of revenue and expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income, and transaction gains and losses are recorded in other income (expense), net on our condensed consolidated financial statements. We have from time to time used foreign currency forward contracts to reduce our potential exposure to currency fluctuations, but did not have foreign currency forward contracts during the six months ended July 31, 2026 and 2025. If we are not able to successfully mitigate the risks associated with currency fluctuations, our results of operations could be adversely affected. The estimated translation impact to our condensed consolidated financial statements of a hypothetical 10% change in foreign currency exchange rates would amount to $39.8 million for the six months ended July 31, 2026. For the six months ended July 31, 2026, approximately 52% of our revenues and approximately 44% of our expenses were denominated in non-U.S. dollar currencies, and we recognized net foreign currency transaction gains of $11.8 million.

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
Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2026.
Changes in Internal Control Over Financial Reporting
During the three months ended July 31, 2026, no change in internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our Class A common stock repurchase activity under our previously announced stock repurchase programs for the three months ended July 31, 2026 (in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
May 1 - 31	2,424	$9.61	2,424	$413,645
June 1 - 30	—	$—	—	$413,645
July 1 - 31	—	$—	—	$413,645
Total	2,424		2,424
(1) Excludes brokerage commission and excise tax accrued pursuant to the Inflation Reduction Act of 2022.
(2) On September 1, 2023, our board of directors approved a stock repurchase program which authorized the repurchase from time to time of up to $500.0 million of our outstanding shares of Class A common stock. This authorization was originally scheduled to expire on March 1, 2025. On August 30, 2024, our board of directors authorized an additional $500.0 million of repurchases under the stock repurchase program. These authorizations were fulfilled during the first quarter of fiscal year 2027. In March 2026, our board of directors authorized a new stock repurchase program pursuant to which we may repurchase from time to time up to $500.0 million of our outstanding shares of Class A common stock. Repurchases under the program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended July 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as follows:
•On June 11, 2026, Ashim Gupta, our Chief Operating Officer (and at the time of adoption, our Chief Financial Officer), adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 480,224 shares of our Class A common stock, including up to 328,144 RSUs and PSUs previously granted to Mr. Gupta that will be released to Mr. Gupta on or prior to January 1, 2027, through January 15, 2027, subject to limit prices. The actual number of shares underlying the 328,144 RSUs and PSUs that will be released to Mr. Gupta and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
•On June 17, 2026, Raghu Malpani, our Chief Product and Technology Officer, modified a trading plan originally adopted on January 6, 2026. The modification is treated under Rule 10b5-1(c) as the termination of the prior plan and the adoption of a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 180,087 shares of our Class A common stock, including up to 84,240 RSUs and PSUs previously granted to Mr. Malpani, that will be released to Mr. Malpani, on or prior to October 1, 2026, through December 31, 2026, subject to limit prices. The actual number of shares underlying the 84,240 RSUs and PSUs that will be released to Mr. Malpani, and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.
•On July 13, 2026, Brad Brubaker, our Chief Legal & Administrative Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 137,020 shares of our Class A common stock, through February 24, 2027 subject to limit prices.
•On July 15, 2026, IceVulcan Investments Limited, an entity controlled by Daniel Dines, our CEO, founder, and Chairman, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 5,000,000 shares of our Class A common stock through February 1, 2027, subject to limit prices.

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

UiPath, Inc.

Date: September 8, 2026	By:	/s/ Hitesh Ramani
Hitesh Ramani
Chief Financial Officer (Principal Financial and Accounting Officer)